Form 10QSB
period 1999-06-30
GENESISINTERMEDIA COM INC
filed 1999-08-16
CIK 1071522

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

 (Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

       For the transition period from ________________ to _______________

                                                            001-15029
                                                    (Commission file number)

                           GENESISINTERMEDIA.COM, INC.
        (Exact name of small business issuer as specified in its charter)

            DELAWARE                                           95-4710370
  (State or other jurisdiction                                (IRS Employer
of incorporation or organization)                          Identification No.)

                 13063 VENTURA BOULEVARD, STUDIO CITY, CA 91604
                    (Address of principal executive offices)

                                 (818) 464-7270
                          (Issuer's telephone number)

         (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity. As of August 15, 1999 - 5,310,000 shares of Common Stock

Transitional Small Business Disclosure Format (check one):  Yes [ ]   No [X]

                           GENESISINTERMEDIA.COM, INC.
                                      INDEX

                                                                           Page
                                                                          Number
                                                                          ------
PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

           Condensed Consolidated Balance Sheet as of June 30, 1999         2-3

           Condensed Consolidated Statements of Operations for
           the three months ended June 30, 1999 and 1998                     4

           Condensed Consolidated Statements of Operations for
           the six months ended June 30, 1999 and 1998                       5

           Condensed Consolidated Statements of Cash Flows for
           the six months ended June 30, 1999 and 1998                       6

           Notes to Condensed Consolidated Financial Statements            7-10

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                             11-19

Part II.   OTHER INFORMATION

Item 1.    Legal Proceedings                                               20-21

Item 2.    Change in Securities and Use of Proceeds                         22

Item 3.    Defaults Upon Senior Securities                                  22

Item 4.    Submission of Matters to a Vote of Security Holders              22

Item 5.    Other Information                                                22

Item 6.    Exhibits and Reports on Form 8-K                                 22

SIGNATURES                                                                  23

Part III.  EXHIBITS

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

GENESISINTERMEDIA.COM, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
AS OF JUNE 30, 1999
(unaudited)

ASSETS

CURRENT ASSETS

  Cash and cash equivalents                         $  6,679,419
  Accounts receivables, net                            3,071,053
  Inventories                                            370,861
  Prepaid advertising                                  3,073,022
  Deposits and other prepaid assets                    1,443,958
  Deferred tax asset                                      80,000
                                                    -------------

TOTAL CURRENT ASSETS                                  14,718,313

PROPERTY AND EQUIPMENT, NET                            2,444,449
CUSTOMER LISTS                                         3,821,134
COMPUTER SOFTWARE                                      2,500,000
GOODWILL, NET                                            460,843
OTHER ASSETS                                             586,935
                                                    -------------

TOTAL ASSETS                                        $ 24,531,674
                                                    -------------
                                                    -------------

GENESISINTERMEDIA.COM, INC.
CONDENSED CONSOLIDATED BALANCE SHEET (CONTINUED)
AS OF JUNE 30, 1999
(unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Current portion of notes payable                          $     72,716
  Current portion of capital lease obligations                    32,934
  Line of credit                                                 750,000
  Accounts payable                                             1,943,340
  Other accrued liabilities                                      636,812
  Income taxes payable                                           413,000
  Deferred revenue                                               270,073
                                                            -------------

TOTAL CURRENT LIABILITIES                                      4,118,875

NOTES PAYABLE, NET OF CURRENT PORTION                          2,186,091
CAPITAL LEASE OBLIGATIONS, NET OF CURRENT PORTION                 60,338
DEFERRED TAX LIABILITY                                            93,000
                                                            -------------

TOTAL LIABILITIES                                              6,458,304

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Convertible preferred stock, $0.001 par value
  5,000,000 shares authorized
  142,858 shares issued and outstanding                              143
Common stock, $0.001 par value
  25,000,000 shares authorized
  5,310,000 shares issued and outstanding                          5,310
Additional paid-in capital                                    17,436,434
Retained earnings                                                631,483
                                                            -------------

TOTAL STOCKHOLDERS' EQUITY                                    18,073,370
                                                            -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $ 24,531,674
                                                            -------------
                                                            -------------

                           See the accompanying notes

GENESISINTERMEDIA.COM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                              3 MONTHS               3 MONTHS
                                                                ENDED                  ENDED
                                                               JUNE 30,               JUNE 30,
                                                                 1999                   1998
                                                           ------------------     ------------------
                                                              (unaudited)            (unaudited)
NET REVENUE
     Media sales - affiliate                                    $          -          $   1,582,999
     Media sales                                                   1,137,847                      -
     Product sales                                                 4,678,268              1,240,785
     Commission and royalties - affiliate                                  -                473,315
     Commission and royalties                                        243,382                149,266
     Other                                                             8,323                    325
                                                           ------------------     ------------------
TOTAL  NET REVENUE                                                 6,067,820              3,446,690
                                                           ------------------     ------------------

OPERATING COSTS AND EXPENSES
     Media purchases                                                 985,340              1,341,833
     Direct costs                                                    499,457                 77,536
     Selling, general and administrative expenses                  4,062,196              1,668,844
                                                           ------------------     ------------------
TOTAL OPERATING COSTS AND EXPENSES                                 5,546,993              3,088,213
                                                           ------------------     ------------------
INCOME FROM OPERATIONS                                               520,827                358,477
OTHER (INCOME) EXPENSES
     Interest expense                                                 42,519                 21,235
     Financing costs                                                  64,028                      -
                                                           ------------------     ------------------
TOTAL OTHER (INCOME) EXPENSES                                        106,547                 21,235
                                                           ------------------     ------------------
INCOME BEFORE PROVISION FOR INCOME TAXES                             414,280                337,242
PROVISION FOR INCOME TAXES                                           166,000                  5,000
                                                           ------------------     ------------------
NET INCOME                                                      $    248,280          $     332,242
                                                           ------------------     ------------------
                                                           ------------------     ------------------
BASIC EARNINGS (LOSS) PER COMMON SHARE                          $       0.07          $        0.08
                                                           ------------------     ------------------
                                                           ------------------     ------------------
DILUTED EARNINGS (LOSS) PER COMMON SHARE                        $       0.07          $        0.08
                                                           ------------------     ------------------
                                                           ------------------     ------------------
WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING                         3,661,648              4,000,000
                                                           ------------------     ------------------
                                                           ------------------     ------------------

                           See the accompanying notes

GENESISINTERMEDIA.COM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                           6 MONTHS               6 MONTHS
                                                             ENDED                  ENDED
                                                           JUNE 30,               JUNE 30,
                                                             1999                   1998
                                                       ------------------     ------------------
                                                          (unaudited)            (unaudited)
NET REVENUE
     Media sales - affiliate                                 $         -           $  2,804,499
     Media sales                                               5,075,867
     Product sales                                             8,468,256              3,093,994
     Commission and royalties - affiliate                              -              1,429,429
     Commission and royalties                                    312,988                685,116
     Other                                                         8,323                 13,482
                                                       ------------------     ------------------
TOTAL NET REVENUE                                             13,865,434              8,026,520
                                                       ------------------     ------------------

OPERATING COSTS AND EXPENSES
     Media purchases                                           4,485,802              2,377,240
     Direct costs                                                872,511                249,258
     Selling, general and administrative expenses              7,361,884              4,627,322
                                                       ------------------     ------------------
TOTAL OPERATING COSTS AND EXPENSES                            12,720,197              7,253,820
                                                       ------------------     ------------------
INCOME FROM OPERATIONS                                         1,145,237                772,700
OTHER (INCOME) EXPENSES
     Interest expense                                             88,726                 36,663
     Financing costs                                              64,028                      -
                                                       ------------------     ------------------
TOTAL OTHER (INCOME) EXPENSES                                    152,754                 36,663
                                                       ------------------     ------------------
INCOME BEFORE PROVISION FOR INCOME TAXES                         992,483                736,037
PROVISION FOR INCOME TAXES                                       361,000                 10,000
                                                       ------------------     ------------------
NET INCOME                                                   $   631,483            $   726,037
                                                       ------------------     ------------------
                                                       ------------------     ------------------

BASIC EARNINGS PER COMMON SHARE                              $      0.18            $      0.18
                                                       ------------------     ------------------
                                                       ------------------     ------------------
DILUTED EARNINGS PER COMMON SHARE                            $      0.18            $      0.18
                                                       ------------------     ------------------
                                                       ------------------     ------------------
WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING                     3,452,265              4,000,000
                                                       ------------------     ------------------
                                                       ------------------     ------------------


                           See the accompanying notes

GENESISINTERMEDIA.COM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   6 MONTHS               6 MONTHS
                                                                    ENDED                   ENDED
                                                                   JUNE 30,               JUNE 30,
                                                                    1999                    1998
                                                            ---------------------   ---------------------
                                                                  (unaudited)            (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                                           $631,483               $ 726,037
 Adjustments to reconcile net income to net cash
   Provided by (used in) operating activities
 Depreciation and amortization                                         193,819                  43,913
 Deferred taxes                                                         13,000                       -
 (Increase) decrease in operating assets                           (3,977,408)               (768,070)
 Increase (decrease) in operating liabilities                          344,004               (343,386)
                                                          ---------------------   ---------------------

 Net cash provided by (used in) operating activities               (2,795,102)               (341,506)
                                                          ---------------------   ---------------------

CASH FLOWS FROM INVESTING ACTIVITIES
 Purchase of property and equipment                                  (537,971)               (154,950)
 Purchase of customer list                                         (2,270,330)                       -
 Purchase of Contour system                                        (2,500,000)                       -
 Purchase of AniMagic                                                (145,000)                       -
 Other                                                               (394,706)                       -
                                                          ---------------------   ---------------------

 Net cash used in investing activities                             (5,848,007)               (154,950)
                                                          ---------------------   ---------------------

CASH FLOWS FROM FINANCING ACTIVITIES
 Net proceeds from related parties                                    (15,495)               (249,185)
 Net proceeds from line of credit                                       79,965                 525,150
 Distribution to stockholder                                       (2,000,000)               (375,000)
 Proceeds from notes payable                                           550,000                 500,000
 Proceeds from initial public offering, net                         13,022,121                       -
 Proceeds from sale of common stock, net                             1,548,750                       -
 Proceeds from sale of preferred stock, net                            870,000                       -
 Payments on notes payable                                           (566,665)                (26,574)
 Other                                                                 (7,710)                (56,503)
                                                          ---------------------   ---------------------

Net cash provided by financing activities                           13,480,966                 317,888
                                                          ---------------------   ---------------------

Net increase (decrease) in cash and cash equivalents
during period                                                        4,837,857               (178,568)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                       1,841,562                 280,289
                                                          ---------------------   ---------------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                            $6,679,419               $ 101,721
                                                          ---------------------   ---------------------
                                                          ---------------------   ---------------------


                           See the accompanying notes

                           GENESISINTERMEDIA.COM, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The unaudited Condensed Consolidated Financial Statements have been prepared by GenesisIntermedia.com, Inc. (the "Company" or "Genesis"), pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The results of the six months ended June 30, 1999 are not necessarily indicative of the results to be expected for the full year ending December 31, 1999.

NOTE 2 - EARNINGS PER SHARE

In 1997, the Financial Accounting Standard Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." SFAS No. 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. Basic earnings per share is computed using the weighted-average number of common shares outstanding during the period. Common equivalent shares are excluded from the computation if their effect is anti-dilutive. There are no common stock equivalents for the three or six months ended June 30, 1999 as the exercise price on all options and warrants outstanding are greater than the Company's current stock price.

NOTE 3 - NOTES PAYABLE

In May 1999, the Company issued three notes payable in a private placement for aggregate proceeds of $550,000 net of commissions of approximately $92,000. In connection with these three notes payable agreements, the Company also issued warrants to purchase 78,571 shares of common stock. The notes bear interest at the rate of 8.75% per annum and are due the earlier of six months from the date of issuance or 30 days after the closing of the Company's initial public offering. The Company repaid these notes in July 1999.

                           GENESISINTERMEDIA.COM, INC.
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

NOTE 4 - STOCKHOLDERS' EQUITY

In January and April 1999, the Company sold a total of 250,000 shares of common stock and warrants to purchase an additional 250,000 shares of common stock in a private placement at $7 per share for an aggregate of $1,750,000, with underwriting commissions and expenses of $201,250 and in April 1999 the Company sold 142,858 shares of convertible preferred stock and warrants to purchase 142,858 shares of common stock in a private placement at $7 per share for an aggregate of $1,000,000 with underwriting commissions and expenses of $115,000. In June 1999 the Company sold 2,000,000 shares of common stock in its initial public offering at $8.50 per share for an aggregate of $17,000,000 with underwriting commissions and expenses of $1,870,000 and offering expenses of $2,797,410.

NOTE 5 - RELATED PARTY TRANSACTION

During the second quarter of 1999, and in connection with the termination of its business relationship with Trade Your Way To Riches, Inc. ("TYWR"), a company wholly owned by the Company's majority stockholder, the Company exercised its option to purchase the customer lists of TYWR, which option TYWR had granted to the Company prior to the Company's initial public offering. The purchase price of $3,821,134 for the customer lists was fair market value, based on the projected revenues from sales from the lists' use. Under the terms of the transaction, if the gross profit to the Company from use of the list during the first 18 months does not meet or exceed the purchase price, then TYWR must refund to the Company the difference between actual gross profit during such period and the purchase price. The Company had the right to use the customer list during the second quarter of 1999 in consideration of the customary 25% commission for customer list use. Under the terms of the option, the Company did not have to pay this commission if it exercised the option to purchase prior to June 30, 1999. During the second quarter of 1999, the Company generated sales of $751,008 from these customer lists and, as a result of the exercise of the purchase option, the Company did not pay any commissions on such sales. None of the proceeds of the Company's initial public offering were used to fund this purchase.

In connection with the sales efforts "road show" and visit to regulatory agencies in connection with the Company's initial public offering, the Company leased an airplane from Genesis Aviation, Inc. ("Aviation"), a company wholly owned by the Company's majority stockholder. During the second quarter of 1999, the Company reimbursed Aviation for use of the airplane in the amount of $362,149. The lease charges to the Company by Aviation were below the lease charges by Aviation to third parties for the same services.

Each of the foregoing transactions was approved by the Company's audit committee and are on terms no less favorable than could be obtained from unaffiliated third parties.

                           GENESISINTERMEDIA.COM, INC.
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

NOTE 6 - CONTINGENCIES

On November 14, 1997, the Commodity Futures Trading Commission issued an order authorizing the issuance of subpoenas and depositions in a private investigation involving Jake Bernstein and MBH Commodity Advisors, a company not affiliated with Genesis. Although the order does not reference Genesis, its employees or affiliates, the CFTC has nonetheless requested that the Company provide various documents arising out of our involvement in the production and marketing of an infomercial titled Success and You which promotes and markets a video series titled Trade Your Way To Riches. To date, the CFTC has directed one subpoena to Genesis. Various documents have been produced on our behalf in response to the subpoena. Additionally, the CFTC has taken the deposition of Ramy El-Batrawi, our president, in connection with its investigation. The Company has not to date been required to discontinue sales of Trade Your Way To Riches products or services as a result of the CFTC's actions.

Although the CFTC has articulated its belief that Genesis, by virtue of our involvement in the production and marketing of the infomercial, may be required to be registered in some capacity to continue to engage in our sales activities related to the Trade products, the Company believe the CFTC's analysis and conclusions are incorrect and are based on incomplete information. In October 1998, the Company issued a written response to the CFTC's position setting forth the reasons why the Company is not required to register in any capacity with the CFTC. The CFTC has indicated that registration may be required. The Company has been advised by our counsel that the initiation of a CFTC enforcement action against us requiring registration or seeking the imposition of sanctions is unwarranted. As of the date of this prospectus, there has been no indication that the CFTC seeks any relief other than registration. To date, no complaint or enforcement action has been asserted against Genesis, our officers, directors or employees.

If it is determined in the investigation or any resulting proceeding that registration is required, the Company intends promptly to effect any required registration. It is estimated that the cost of registering Genesis with the CFTC will be less than $1,000. In the event that the CFTC were to bring an enforcement action against Genesis by virtue of our failure to register, which the Company believes would be unwarranted, any adverse determination or settlement in this action could adversely affect us. The range of possible sanctions available to the CFTC in enforcement actions generally includes a simple request to become registered, a cease and desist order--which could, if successfully applied to us or Trade, terminate sales of some Trade Your Way To Riches products or services--and a possible order of disgorgement of profits--which could, again if applied to us, result in substantial payments by us. In February 1999, the Company commenced negotiations with the CFTC to terminate the investigation and settle all underlying claims against us and all other persons subject to the investigation. Although the Company believes that a settlement can be reached that will not have a material adverse impact on us, the Company can not predict whether any settlement proposal the Company may make will be accepted by the CFTC or by what time. For the reasons discussed in the preceding paragraph, the Company believes that if the Company is unable to reach agreement on a consensual resolution with the CFTC, then the final resolution of the investigation or any ensuing action or proceeding will not have a material adverse effect on the Company.

                           GENESISINTERMEDIA.COM, INC.
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

NOTE 6 - CONTINGENCIES, CONTINUED

On February 5, 1999, the former chief executive officer of our Genesis Intermedia, Inc. subsidiary commenced a suit for wrongful termination in California Superior Court in Los Angeles County. The plaintiff is Sam Hassabo and the principal defendants are Genesis, our Genesis Intermedia, Inc. subsidiary and our chief executive officer, Mr. El-Batrawi. The complaint alleges wrongful termination and breach of employment contract. The complaint also alleges that the defendants engaged in fraud and negligent misrepresentation in connection with the plaintiff's hiring and the termination of his employment. Mr. Hassabo was terminated from his position as director and chief executive officer of Genesis Intermedia, Inc. in December 1998. The complaint primarily seeks monetary and punitive damages. The Company believes the suit is frivolous and the Company intends to defend it vigorously. The Company carries employment practices and general liability insurance which the Company believes is adequate to cover any potential liability.

The Company may also be involved from time to time in various other claims and legal actions incident to its operations, either as plaintiff or defendant. As an advertiser, the Company may be exposed to unforeseen liability to consumers, competitors or others, against which the Company is not insured. The Company from time to time may be, or may be joined as, a defendant in litigation brought against us or our clients by third parties. As the Company acquires the rights to diverse new products and increases our client base, the likelihood of that type of suit will increases. These possible claims include those brought by clients' competitors, regulatory bodies or consumers alleging that advertising claims are false, deceptive or misleading, that our clients' products are defective or injurious or that marketing and communications materials infringe on the proprietary rights of third parties. The Company does not maintain insurance designed specifically for advertising agency liability. If the Company is not adequately insured or indemnified, then the damages, costs, expenses or attorneys' fees could have an adverse effect on us.

In addition, the contracts the Company enters into with our clients sometimes require us to indemnify clients for claims brought by competitors or others claiming that advertisements or other communications infringe on intellectual property rights. Although the Company maintains business insurance the Company believes is adequate for our operations, adequate insurance coverage may not be available in the future or the insurance held by us may not be sufficient if a significant adverse claim is made.

NOTE 7 - SUBSEQUENT EVENT

In July 1999, the Company signed an agreement to acquire cyberXpo.com, Inc., a privately held multimedia and e-commerce marketing company. Also, in July 1999, the Company purchased an office building in Van Nuys, California for $11,100,000 of which $7,856,250 was financed through a financial institution.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

The following discussion and analysis should be read in conjunction with the Company's consolidated financial statements and related footnotes for the year ended December 31, 1998 included in the Company's prospectus filed with the Securities and Exchange Commission on June 14, 1999. The discussion of results, causes and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future.

OVERVIEW

GenesisIntermedia.com, Inc. (the "Company" or "Genesis") is an integrated marketing company that utilizes conventional media and emerging, interactive multimedia technologies to market its products and its clients' products. The interactive multimedia technologies the Company uses include the Internet, CD-ROMs and DVDs. Incorporated on October 28, 1993, the Company did not commence substantial operations until 1994. From inception until June 1997, the Company devoted substantially all our resources to selling products the Company owned or had purchased rights to sell through conventional marketing methods. The Company sold these products to the general public through the use of infomercials, radio advertisements, print media and retail outlets. A substantial portion of the Company's product revenue has come from its Men Are From Mars, Women Are From Venus product series authored by John Gray, Ph.D. Prior to June 1997, the Company contracted with an unrelated third party to administer its product sales, including buying media time, managing inventory levels and contracting order fulfillment. For these services, the Company paid the third party an administrative fee and a share of the profits generated from the product sales.

In June 1997, the Company brought the operations of its product sales in-house, which resulted in the hiring of additional personnel and buying an office building. This allowed the Company to better manage the profitability of its product sales and also gave it the resources to expand its products and services. Since moving into a corporate office building in July 1997, the Company has:

-    increased the number of products it sells;

- established outbound telemarketing services to sell its products, as well as products of other companies;

- established a media sales department that sells media time to other companies as well as buys media time for our own products at a 10-15% discount; and

-    focused its advertising on markets that yielded higher responses.

During the later part of 1997, after creating its infrastructure, the Company began contracting with other companies to sell their products via our outbound telemarketing capabilities. In performing these services the Company is typically given a database of customer names and telephone numbers from the contracting company and the Company receives a sales commission ranging from 35% to 70%.

The Company keeps a database of customers who have purchased its products and then sells additional related products to these customers through its outbound telemarketing capabilities. The Company has also been able to generate revenue from the sale of customer names in its database to unrelated third parties.

In July 1998, the Company formed its Genesis Intermedia, Inc. subsidiary and hired key personnel experienced in creating interactive multimedia marketing solutions--marketing and sales plans and capabilities that allow businesses to convey a combination of text, graphics, sound, video and animation content to their customers in a way that the customers can actively manipulate or interact with the content. Through its subsidiary the Company is exploiting digital media to market and distribute the Company's and the Company's clients' products and services via the Internet and other interactive delivery platforms, including interactive publicly available kiosks through our Centerlinq Network, CD-ROMs and DVDs.

Historically, the Company's sales have generally been seasonal, reflecting the media buying patterns of advertisers and are concentrated in the second and fourth quarters. The third quarter has historically been the slowest quarter of the year.

During the latter part of 1998, the Company was successful in adding four new telemarketing campaigns and a total of 13 new products to its existing product line. The Company has acquired the rights to distribute these products and has agreed to pay royalties of approximately 5% of net sales to the licensors of the products.

The Company recently completed the acquisitions of assets of Vision Digital Communications, Inc., a company that places interactive kiosks in shopping malls, and AniMagic Corporation, an interactive technology company. In addition, in April 1999 the Company entered into a strategic alliance with Global Leisure Travel, Inc. ("Global"), a leading travel company, which grants us the right to be the exclusive e-Commerce marketing and advertising agent for Global. In June 1999, the Company acquired all of the assets comprising Global's computerized Contour System travel-package marketing system. Global's majority stockholder is a company that is wholly owned by Mr. El-Batrawi. The Company will continue to evaluate acquisition opportunities that will enable us to expand our core multimedia marketing capabilities, our product offerings and the geographic scope of our operations. The Company plans to acquire well-regarded niche companies or leaders in specific marketing and communications disciplines as well as products or services which the Company believes have strong earnings potential. The Company will also review joint venture and strategic alliance possibilities.

RESULTS OF OPERATIONS

Three Months Ended June 30, 1999 vs. June 30, 1998


                                               3 MONTHS          3 MONTHS
                                                 ENDED             ENDED         PERCENTAGE OF NET REVENUE
                                                JUNE 30,          JUNE 30,      --------------------------
                                                  1999              1998             1999          1998
                                             ------------       -----------     ----------     -----------
Net Revenue
  Media sales - affiliate                      $        -      $  1,582,999           0.0%         45.9%
  Media sales                                   1,137,847                 -          18.8%          0.0%
  Product sales                                 4,678,268         1,240,785          77.1%         36.0%
  Commissions and royalties - affiliate                 -           473,315           0.0%         13.7%
  Commissions and royalties                       243,382           149,266           4.0%          4.3%
  Other                                             8,323               325           0.1%          0.1%
                                          ----------------   ---------------   ------------  ------------
Total net revenue                               6,067,820         3,446,690         100.0%        100.0%
Operating expenses
  Media purchases                                 985,340         1,341,833          16.2%         38.9%
  Direct costs                                    499,457            77,536           8.2%          2.3%
  Selling, general and administrative           4,062,196         1,668,844          67.0%         48.4%
                                          ----------------   ---------------   ------------  ------------
Total operating expenses                        5,546,993         3,088,213          91.4%         89.6%
                                          ----------------   ---------------   ------------  ------------
Income from operations                            520,827           358,477           8.6%         10.4%
Interest expense                                   42,519            21,235           0.7%          0.6%
Financing costs                                    64,028                 -           1.1%             -
                                          ----------------   ---------------   ------------  ------------
Income before income taxes                        414,280           337,242           6.8%          9.8%
Provision for income taxes                        166,000             5,000           2.7%          0.2%
                                          ----------------   ---------------   ------------  ------------
Net income                                   $    248,280       $   332,242           4.1%          9.6%
                                          ----------------   ---------------   ------------  ------------
                                          ----------------   ---------------   ------------  ------------


Revenue for the three months ended June 30, 1999 increased by $2,621,130 or 76.1% from $3,446,690 for the three months ended June 30, 1998 to $6,067,820 for the same period in 1999. The increase in revenue was due to the following:

- Media sales to unrelated third parties increased from $0 in 1998 to $1,137,847 in 1999 due to the Company hiring personnel with media buying experience and contacts in the industry. The Company has been able to retain several large customers who began purchasing media time in the latter part of 1998 and have increased their media buys during the first six months of 1999. Although media sales for the second quarter of 1999 were less than media sales in the first quarter of 1999, the Company expects media sales to unrelated third parties to continue to increase for the remainder of 1999;

- Media sales to a company owed by the Company's majority stockholder decreased from $1,582,999 for the three months ended June 30, 1998 to $0 for the same period in 1999. The Company has discontinued selling media to this affiliate;

- Product sales increased $3,437,483 or 277.0% principally as a result of the Company selling the new products the Company acquired the rights to sell in the latter half of 1998. The Company expects product sales to grow at a moderate rate throughout the remainder of 1999; and

- Commissions and royalties--affiliate decreased from $473,315 for the three months ended June 30, 1998 to $0 for the same period in 1999. These commissions are amounts received from the sale of mentoring programs for the TradeYour Way To Riches products during the three months ended June 30, 1998. There were no Trade-related sales for the same period in 1999. During the fourth quarter of 1998 the Company discontinued selling the mentoring programs for Trade Your Way To Riches, Inc.

Media purchases for the three months ended June 30, 1999 decreased by $356,493 or 26.6% from $1,341,833 for the three months ended June 30, 1998 to $985,340 for the same period in 1999. The decrease was due to less media time sold during the second quarter of 1999. Media purchases as a percentage of media sales increased from 84.8% for the three months ended June 30, 1998 to 86.6% for the same period in 1999. The increase is due to discounts offered to some of the Company's larger media buying customers.

Direct costs for the three months ended June 30, 1999 increased by $421,921 or 544.2% from $77,536 for the three months ended June 30, 1998 to $499,457 for the same period in 1999. The increase was due to increased product sales during the second quarter of 1999. Direct costs as a percentage of product sales increased from 6.2% for the three months ended June 30, 1998 to 10.6% for the same period in 1999. The increase is due to higher product costs for the new products the Company sold.

Selling, general and administrative expenses for the three months ended June 30, 1999 increased by $2,393,352 or 143.4% from $1,668,844 for the three months ended June 30, 1998 to $4,062,196 for the same period in 1999. The increase was due principally to an increase payroll and related benefits of $1,181,784 and an increase in selling related expenses of $786,281. As a result of expanding operations and the creation of Genesis Intermedia, the Company's payroll costs have increased. For the three months ended June 30, 1999, the Company's Genesis Intermedia subsidiary incurred a loss of $562,719. Most of the expenses incurred by Genesis Intermedia are classified as general and administrative expenses.

Interest expense for the three months ended June 30, 1999 increased by $21,284 or 100.2% from $21,235 for the three months ended June 30, 1998 to $42,519 for the same period in 1999. The increase in interest expense was due to the issuance of a note payable secured by the Company's corporate office building, the line of credit, and notes payable and capitalized lease obligations assumed as a result of the purchase of Vision Digital assets.

Financing costs for the three months ended June 30, 1999 increased by $64,028 from $0 for the three months ended June 30, 1998 to $64,028 for the same period in 1999. The increase is due to the amortization of commissions paid on three notes payable the Company issued in May of 1999.

Income taxes for the three months ended June 30, 1999 increased by $161,000 or 3,200% from $5,000 for the three months ended June 30, 1998 to $166,000 for the same period in 1999. The significant increase is due to the Company revoking its S corporation status effective January 1, 1999. The effective tax rate for the second quarter of 1999 was 40.0%.

Net income for the three months ended June 30, 1999 decreased by $83,962 or 25.3% from $332,242 for the three months ended June 30, 1998 to $248,280 for the same period in 1999. The decrease is principally due to higher sales offset by higher selling, general and administrative expenses and the recognition of an income tax provision since the Company is no longer taxed as an S corporation.

SIX MONTHS ENDED JUNE 30, 1999 VS. JUNE 30, 1998

                                               6 MONTHS          6 MONTHS
                                                ENDED             ENDED        PERCENTAGE OF NET REVENUE
                                               JUNE 30,          JUNE 30,      --------------------------
                                                1999              1998             1999          1998
                                          ----------------   ---------------   ------------  ------------
Net Revenue
  Media sales - affiliate                    $          -      $  2,804,499           0.0%         34.9%
  Media sales                                   5,075,867                 -          36.6%          0.0%
  Product sales                                 8,468,256         3,093,994          61.0%         38.6%
  Commissions and royalties - affiliate                 -         1,429,429           0.0%         17.8%
  Commissions and royalties                       312,988           685,116           2.3%          8.5%
  Other                                             8,323            13,482           0.1%          0.2%
                                          ----------------   ---------------   ------------  ------------
Total net revenue                              13,865,434         8,026,520         100.0%        100.0%
Operating expenses
  Media purchases                               4,485,802         2,377,240          32.3%         29.6%
  Direct costs                                    872,511           249,258           6.3%          3.1%
  Selling, general and administrative           7,361,884         4,627,322          53.1%         57.7%
                                          ----------------   ---------------   ------------  ------------
Total operating expenses                       12,720,197         7,253,820          91.7%         90.4%
                                          ----------------   ---------------   ------------  ------------
Income from operations                          1,145,237           772,700           8.3%          9.6%
Interest expense                                   88,726            36,663           0.6%          0.4%
Financing costs                                    64,028                 -           0.5%          0.0%
                                          ----------------   ---------------   ------------  ------------
Income before income taxes                        992,483           736,037           7.2%          9.2%
Provision for income taxes                        361,000            10,000           2.6%          0.1%
                                          ----------------   ---------------   ------------  ------------
Net income                                   $    631,483       $   726,037           4.6%          9.1%
                                          ----------------   ---------------   ------------  ------------
                                          ----------------   ---------------   ------------  ------------

Revenue for the six months ended June 30, 1999 increased by $5,838,914 or 72.8% from $8,026,520 for the six months ended June 30, 1998 to $13,865,434 for the same period in 1999. The increase in revenue was due to the following:

- Media sales to unrelated third parties increased from $0 in 1998 to $5,075,867 in 1999 due to the Company hiring personnel with media buying experience and contacts in the industry. The Company has been able to retain several large customers who began purchasing media time in the latter part of 1998 and have increased their media buys during the first six months of 1999, most of which took place in the first quarter of 1999;

- Media sales to a company owed by the Company's majority stockholder decreased from $2,804,499 for the six months ended June 30, 1998 to $0 for the same period in 1999. The Company has discontinued selling media to this affiliate;

- Product sales increased $5,374,262 or 173.7% principally as a result of the Company selling the new products the Company acquired the rights to sell in the latter half of 1998. The Company expects product sales to grow at a moderate rate throughout the remainder of 1999; and

- Commissions and royalties--affiliate decreased from $1,429,429 for the six months ended June 30, 1998 to $0 for the same period in 1999. These commissions are amounts received from the sale of mentoring programs for the TradeYour Way To Riches products during the six months ended June 30, 1998. There were no Trade-related sales for the same period in 1999. During the fourth quarter of 1998 the Company discontinued selling the mentoring programs for Trade Your Way To Riches, Inc.

Media purchases for the six months ended June 30, 1999 increased by $2,108,562 or 88.7% from $2,377,240 for the six months ended June 30, 1998 to $4,485,802 for the same period in 1999. The increase was due to more media time sold during the first half of 1999. Media purchases as a percentage of media sales increased from 84.7% for the six months ended June 30, 1998 to 88.4% for the same period in 1999. The increase is due to discounts offered to some of the Company's larger media buying customers.

Direct costs for the six months ended June 30, 1999 increased by $623,253 or 250.0% from $249,258 for the six months ended June 30, 1998 to $872,511 for the same period in 1999. The increase was due to increased product sales during the first half of 1999. Direct costs as a percentage of product sales increased from 8.1% for the six months ended June 30, 1998 to 10.3% for the same period in 1999. The increase is due to higher product costs for the new products the Company sold.

Selling, general and administrative expenses for the six months ended June 30, 1999 increased by $2,734,562 or 59.1% from $4,627,322 for the six months ended June 30, 1998 to $7,361,884 for the same period in 1999. The increase was due principally to an increase payroll and related benefits of $2,109,910 and an increase in selling related expenses of $174,239. As a result of expanding operation and the creation of Genesis Intermedia, the Company's payroll costs have increased. For the six months ended June 30, 1999, the Company's Genesis Intermedia subsidiary incurred a loss of $943,144. Most of the expenses incurred by Genesis Intermedia are classified as general and administrative expenses.

Interest expense for the six months ended June 30, 1999 increased by $52,063 or 142.0% from $36,663 for the six months ended June 30, 1998 to $88,726 for the same period in 1999. The increase in interest expense was due to the issuance of a note payable secured by the Company's corporate office building, the line of credit, and notes payable and capitalized lease obligations assumed as a result of the purchase of Vision Digital assets.

Financing costs for the six months ended June 30, 1999 increased by $64,028 from $0 for the six months ended June 30, 1998 to $64,028 for the same period in 1999. The increase is due to the amortization of commissions paid on three notes payable the Company issued in May of 1999.

Income taxes for the six months ended June 30, 1999 increased by $351,000 or 3,510% from $10,000 for the six months ended June 30, 1998 to $361,000 for the same period in 1999. The significant increase is due to the Company revoking its S corporation status effective January 1, 1999. The effective tax rate for the second quarter of 1999 was 36.4%. The difference between this amount and the expected combined federal and state income rate of 40% is due to a one time deferred tax benefit of $38,000 recognized upon the implementation of SFAS No.
109. Prior to January 1, 1999, the Company was an S corporation resulting in the income being reported on the personal income tax returns of the Company's stockholders.

Net income for the six months ended June 30, 1999 decreased by $83,962 or 25.3% from $332,242 for the six months ended June 30, 1998 to $248,280 for the same period in 1999. The decrease is principally due to higher sales offset by higher selling, general and administrative expenses and the recognition of an income tax provision since the Company is no longer taxed as an S corporation.

LIQUIDITY AND CAPITAL RESOURCES

The Company financed its operations initially from cash generated from operations. More recently, the Company has financed operations through the sale of common and preferred stock in private placement offerings, sale of common stock in its initial public offering, a long-term mortgage and a line of credit. In July 1997, the Company purchased an office building in Studio City, California with cash and a Small Business Administration loan in the amount of $583,000. This loan is being repaid with monthly payments of $5,823 over 25 years. In December 1997, the Company sold 116,504 (29,126 of which were surrendered on November 1, 1998) shares of common stock to Dr. Gray for $900,000. In January 1998 and April 1998, the Company obtained two short-term loans from an unrelated third party for $300,000 and $200,000, respectively. These loans bear interest at the rate of 8% per annum and were repaid during the first quarter of 1999. In addition, in June 1997, the Company obtained a $750,000 line of credit from a major financial institution that is collateralized by substantially all of the Company's assets, except its office building, and the loan is guaranteed by the Company's majority stockholder. As of June 30, 1999, the Company had $0 available to borrow under this line of credit agreement. In August 1998, the Company obtained a working capital loan in the amount of $300,000 collateralized by a second trust deed on our land and office building. In January and April 1999, the Company sold a total of 250,000 shares of common stock and warrants to purchase an additional 250,000 shares of common stock in a private placement at $7 per share for an aggregate of $1,750,000, with underwriting commissions and expenses of $201,250 and in April 1999 the Company sold 142,858 shares of convertible preferred stock and warrants to purchase 142,858 shares of common stock in a private placement at $7 per share for an aggregate of $1,000,000 with underwriting commissions and expenses of $115,000. In May 1999, the Company issued three notes payable in a private placement for aggregate proceeds of $550,000 net of commissions of $96,042. In connection with these three notes payable agreements, the Company also issued warrants to purchase 78,571 shares of common stock. In June 1999 the Company sold 2,000,000 shares of common stock in its initial public offering at $8.50 per share for an aggregate of $17,000,000 with underwriting commissions and expenses of $1,870,000 and offering expenses of $2,797,410.

During the second quarter of 1999, and in connection with the termination of its business relationship with Trade Your Way To Riches, Inc. ("TYWR"), a company wholly owned by the Company's majority stockholder, the Company exercised its option to purchase the customer lists of TYWR, which option TYWR had granted to the Company prior to the Company's initial public offering. The purchase price of $3,821,134 for the customer lists was fair market value, based on the projected revenues from sales from the lists' use. Under the terms of the transaction, if the gross profit to the Company from use of the list during the first 18 months does not meet or exceed the purchase price, then TYWR must refund to the Company the difference between actual gross profit during such period and the purchase price. The Company had the right to use the customer list during the second quarter of 1999 in consideration of the customary 25% commission for customer list use. Under the terms of the option, the Company did not have to pay this commission if it exercised the option to purchase prior to June 30, 1999. During the second quarter of 1999, the Company generated sales of $751,008 from these customer lists and, as a result of the exercise of the purchase option, the Company did not pay any commissions on such sales. None of the proceeds of the Company's initial public offering were used to fund this purchase. The foregoing transaction was approved by the Company's audit committee.

In June 1999, the Company acquired all of the assets comprising Global's computerized Contour System travel-package marketing system. Global's majority stockholder is a company that is wholly owned by Mr. El-Batrawi. In July 1999, the Company purchased an office building in Van Nuys, California.

In July 1999, the Company signed an agreement to acquire cyberXpo.com, Inc., a privately held multimedia and e-commerce marketing company.

During the six months ended June 30, 1999, the Company spent $537,971, on capital expenditures and used $2,795,102 in operations. In addition to capital expenditures, the Company spent a significant amount of capital on the purchase of media for its own use and for resale to others. The purchase of media time is capital intensive because media time, unavailable on an as-needed basis, must be purchased in advance. During the second quarter of 1999, the Company significantly increased the amount of media for some of its new products.

The Company expects to spend additional capital to expand its product lines, expand its telemarketing division, and make strategic acquisitions. The Company anticipates spending $2 million over the next 18 months to develop and deploy interactive multimedia kiosks in regional shopping malls across the United States and in other entertainment centers.

The Company believes that its current cash and cash equivalents on hand, together with existing credit facilities and the cash flow expected to be generated from operations, will be adequate to satisfy its current and planned operations through the middle of 2000. However, the Company is currently seeking to acquire a bank credit line or similar credit facility to help finance future operations and acquisitions.

YEAR 2000

The Company has completed a comprehensive review of our computer systems to identify all software applications that could be affected by the inability of many existing computer systems to process time-sensitive data accurately beyond the year 1999, referred to as the Year 2000 or Y2K issue. The Company is also continuing to monitor our computer systems and monitoring the adequacy of the processes and progress of third-party vendors of systems that may be affected by the Year 2000 issue. The Company is dependent on third-party computer systems and applications, particularly with respect to critical tasks such as accounting, billing and buying, planning and paying for media. The Company also relies on our own computer systems. The Company expects to complete our Year 2000 compliance program by mid-1999 and anticipate that our total expenditures on the program will not exceed $20,000. However, the Company may experience cost overruns or delays in the future, which could have a material adverse effect on us. While the Company believe our procedures are designed to be successful, because of the complexity of the Year 2000 issue and the interdependence of organizations using computer systems, our efforts, or those of third parties with whom the Company interact, may not be satisfactorily completed in a timely fashion or may cost substantially more to remedy than the amount the Company anticipates. Failure to satisfactorily address the Year 2000 issue could have a material adverse effect on us.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In February 1999, the FASB issued SFAS No. 135, "Recession of FASB Statement No. 75 and Technical Corrections." This statement is not applicable to us.

FORWARD LOOKING STATEMENTS

This report contains certain forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Stockholders are cautioned that all forward-looking statements involve risks and uncertainty, including without limitation, the ability of the Company to install new kiosks, general market conditions, competition and pricing. Although the Company believes the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements contained in the report will prove to be accurate.

Part II.   OTHER INFORMATION

Item 1.    Legal Proceedings

On November 14, 1997, the Commodity Futures Trading Commission issued an order authorizing the issuance of subpoenas and depositions in a private investigation involving Jake Bernstein and MBH Commodity Advisors, a company not affiliated with Genesis. Although the order does not reference Genesis, its employees or affiliates, the CFTC has nonetheless requested that the Company provide various documents arising out of our involvement in the production and marketing of an infomercial titled Success and You which promotes and markets a video series titled Trade Your Way To Riches. To date, the CFTC has directed one subpoena to Genesis. Various documents have been produced on our behalf in response to the subpoena. Additionally, the CFTC has taken the deposition of Ramy El-Batrawi, our president, in connection with its investigation. The Company has not to date been required to discontinue sales of Trade Your Way To Riches products or services as a result of the CFTC's actions.

Although the CFTC has articulated its belief that Genesis, by virtue of our involvement in the production and marketing of the infomercial, may be required to be registered in some capacity to continue to engage in our sales activities related to the Trade products, the Company believe the CFTC's analysis and conclusions are incorrect and are based on incomplete information. In October 1998, the Company issued a written response to the CFTC's position setting forth the reasons why the Company is not required to register in any capacity with the CFTC. The CFTC has indicated that registration may be required. The Company has been advised by our counsel that the initiation of a CFTC enforcement action against us requiring registration or seeking the imposition of sanctions is unwarranted. As of the date of this prospectus, there has been no indication that the CFTC seeks any relief other than registration. To date, no complaint or enforcement action has been asserted against Genesis, our officers, directors or employees.

If it is determined in the investigation or any resulting proceeding that registration is required, the Company intends promptly to effect any required registration. It is estimated that the cost of registering Genesis with the CFTC will be less than $1,000. In the event that the CFTC were to bring an enforcement action against Genesis by virtue of our failure to register, which the Company believes would be unwarranted, any adverse determination or settlement in this action could adversely affect us. The range of possible sanctions available to the CFTC in enforcement actions generally includes a simple request to become registered, a cease and desist order--which could, if successfully applied to us or Trade, terminate sales of some Trade Your Way To Riches products or services--and a possible order of disgorgement of profits--which could, again if applied to us, result in substantial payments by us. In February 1999, the Company commenced negotiations with the CFTC to terminate the investigation and settle all underlying claims against us and all other persons subject to the investigation. Although the Company believes that a settlement can be reached that will not have a material adverse impact on us, the Company can not predict whether any settlement proposal the Company may make will be accepted by the CFTC or by what time. For the reasons discussed in the preceding paragraph, the Company believes that if the Company is unable to reach agreement on a consensual resolution with the CFTC, then the final resolution of the investigation or any ensuing action or proceeding will not have a material adverse effect on the Company.

On February 5, 1999, the former chief executive officer of our Genesis Intermedia, Inc. subsidiary commenced a suit for wrongful termination in California Superior Court in Los Angeles County. The plaintiff is Sam Hassabo and the principal defendants are Genesis, our Genesis Intermedia, Inc. subsidiary and our chief executive officer, Mr. El-Batrawi. The complaint alleges wrongful termination and breach of employment contract. The complaint also alleges that the defendants engaged in fraud and negligent misrepresentation in connection with the plaintiff's hiring and the termination of his employment. Mr. Hassabo was terminated from his position as director and chief executive officer of Genesis Intermedia, Inc. in December 1998. The complaint primarily seeks monetary and punitive damages. The Company believes the suit is frivolous and the Company intends to defend it vigorously. The Company carries employment practices and general liability insurance which the Company believes is adequate to cover any potential liability.

The Company may also be involved from time to time in various other claims and legal actions incident to its operations, either as plaintiff or defendant. As an advertiser, the Company may be exposed to unforeseen liability to consumers, competitors or others, against which the Company is not insured. The Company from time to time may be, or may be joined as, a defendant in litigation brought against us or our clients by third parties. As the Company acquires the rights to diverse new products and increases our client base, the likelihood of that type of suit will increase. These possible claims include those brought by clients' competitors, regulatory bodies or consumers alleging that advertising claims are false, deceptive or misleading, that our clients' products are defective or injurious or that marketing and communications materials infringe on the proprietary rights of third parties. The Company does not maintain insurance designed specifically for advertising agency liability. If the Company is not adequately insured or indemnified, then the damages, costs, expenses or attorneys' fees could have an adverse effect on us.

In addition, the contracts the Company enters into with our clients sometimes require us to indemnify clients for claims brought by competitors or others claiming that advertisements or other communications infringe on intellectual property rights. Although the Company maintains business insurance the Company believe is adequate for our operations, adequate insurance coverage may not be available in the future or the insurance held by us may not be sufficient if a significant adverse claim is made.

Item 2.    Change in Securities and Use of Proceeds

The Company completed its initial public offering by selling 2,000,000 shares of its $0.001 par value common stock for $8.50 per share pursuant to a registration statement (commission file no. 333-66281) dated June 14, 1999. The managing underwriters for this offering were Millennium Financial Group, Inc., HD Brous & Co., Inc. and American Fronteer Financial Corporation. The Company received net proceeds of approximately $12,332,590 after deducting underwriters' commissions, non-accountable expense allowance and other offering expenses of approximately $1,360,000, $510,000 and $2,797,410, respectively.

The following table sets forth the Company's use of proceeds from its initial public offering, from the closing of the offering until June 30, 1999.

Cash and cash equivalents                                 $       6,700,000
Purchase of the Contour System                                    2,500,000
Purchase of media and other working capital needs                 3,132,590
                                                          -----------------
Total net proceeds                                        $      12,332,590
                                                          -----------------
                                                          -----------------

Item 3.    Defaults Upon Senior Securities

None

Item 4.    Submission of Matters to a Vote of Security Holders

Not applicable

Item 5.    Other Information

Not applicable

Item 6.    Exhibits and Reports on Form 8-K

(a) Exhibits

27.1 - Financial Data Schedule

(b) Reports on Form 8-K

         None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      GENESISINTERMEDIA.COM, INC.

                                      By: /s/ Douglas E. Jacobson
                                         ----------------------------
                                         Douglas E. Jacobson
                                         Chief Financial and Principal
                                         Accounting Officer

Date:  August 15, 1999