Form 10QSB
period 1999-09-30
GENESISINTERMEDIA COM INC
filed 1999-11-15
CIK 1071522

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

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

                  5805 Sepulveda Boulevard, Van Nuys, CA 91411
                    (Address of principal executive offices)

                                 (818) 902-4100
                           (Issuer's telephone number)

                 13063 Ventura Boulevard, Studio City, CA 91604
   (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity. As of November 15, 1999 - 5,288,900 shares of Common Stock

Transitional Small Business Disclosure Format (check one):  Yes [ ]   No [X]

                           GENESISINTERMEDIA.COM, INC.
                                      Index

                                                                         Page
                                                                        Number
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Condensed Consolidated Balance Sheet as of September 30, 1999  2-3

          Condensed Consolidated Statements of Operations for
          the three months ended September 30, 1999 and 1998              4

          Condensed Consolidated Statements of Operations for
          the nine months ended September 30, 1999 and 1998               5

          Condensed Consolidated Statements of Cash Flows for
          the nine months ended September 30, 1999 and 1998               6

          Notes to Condensed Consolidated Financial Statements           7-10

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                     11-20

Part II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                             21-22

Item 2.   Change in Securities and Use of Proceeds                       23

Item 3.   Defaults Upon Senior Securities                                23

Item 4.   Submission of Matters to a Vote of Security Holders            23

Item 5.   Other Information                                              23

Item 6.   Exhibits and Reports on Form 8-K                               23

SIGNATURES                                                               24

Part III. EXHIBITS

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

GENESISINTERMEDIA.COM, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
AS OF SEPTEMBER 30, 1999
(unaudited)

ASSETS

Current assets
  Cash and cash equivalents                                     $   321,930
  Accounts receivables, net                                       2,733,110
  Inventories                                                       407,628
  Prepaid advertising                                             5,360,717
  Deposits and other prepaid assets                               1,729,224
  Deferred tax asset                                                 38,000
                                                                -----------
Total current assets                                             10,590,609

Property and equipment, net                                      14,625,099
Customer lists                                                    3,343,492
Computer software                                                 3,155,000
Goodwill, net                                                       434,953
Other assets                                                        907,314
                                                                -----------
Total assets                                                    $33,056,467
                                                                ===========

GENESISINTERMEDIA.COM, INC.
CONDENSED CONSOLIDATED BALANCE SHEET (continued)
AS OF SEPTEMBER 30, 1999
(unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Current portion of notes payable                                $   480,716
  Current portion of capital lease obligations                         32,934
  Line of credit                                                    1,728,990
  Accounts payable                                                  5,164,471
  Other accrued liabilities                                         1,356,409
  Income taxes payable                                                 65,000
  Deferred revenue                                                    267,500
                                                                  -----------
Total current liabilities                                           9,096,020

Notes payable, net of current portion                               8,110,455
Capital lease obligations, net of current portion                     266,806
                                                                  -----------
Total liabilities                                                  17,473,281

Commitments and contingencies

Stockholders' equity
Convertible preferred stock, $0.001 par value
  5,000,000 shares authorized
  142,858 shares issued and outstanding                                   143
Common stock, $0.001 par value
  25,000,000 shares authorized
  5,299,600 shares issued and outstanding                               5,300
Additional paid-in capital                                         17,218,732
Accumulated deficit                                                (1,640,989)
                                                                  -----------
Total stockholders' equity                                         15,583,186
                                                                  -----------
Total liabilities and stockholders' equity                        $33,056,467
                                                                  ===========



                           See the accompanying notes

GENESISINTERMEDIA.COM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                            3 Months               3 Months
                                                              Ended                  Ended
                                                          September 30,          September 30,
                                                              1999                   1998
                                                        ------------------     ------------------
                                                            (unaudited)            (unaudited)
Net Revenue
     Media sales - affiliate                              $         -            $  238,830
     Media sales                                              529,237                     -
     Product sales                                          7,837,646               471,942
     Commission and royalties - affiliate                           -               359,986
     Commission and royalties                                 261,345               280,399
     Other                                                    153,781                     -
                                                          -----------            ----------
Total  net revenue                                          8,782,009             1,351,157
                                                          -----------            ----------
Operating costs and expenses
     Media purchases                                          485,625               205,168
     Direct costs                                           1,293,081                50,663
     Selling, general and administrative expenses           9,700,781               990,851
                                                          -----------            ----------
Total operating costs and expenses                         11,479,487             1,246,682
                                                          -----------            ----------
Income (loss) from operations                              (2,697,478)              104,475
Other (income) expenses
     Gain on sale of assets                                  (258,011)                    -
     Interest expense                                         187,826                35,510
     Financing costs                                           44,179                     -
                                                          -----------            ----------
Total other (income) expenses                                 (26,006)               35,510
                                                          -----------            ----------
Income (loss) before provision for income taxes            (2,671,472)               68,965
Provision (benefit) for income taxes                         (399,000)                    -
                                                          -----------            ----------
Net income (loss)                                         $(2,272,472)           $   68,965
                                                          ===========            ==========
Basic earnings (loss) per common share                    $     (0.43)           $     0.02
                                                          ===========            ==========
Diluted earnings (loss) per common share                  $     (0.43)           $     0.02
                                                          ===========            ==========
Weighted-average common shares outstanding                  5,308,872             4,000,000
                                                          ===========            ==========


                           See the accompanying notes

GENESISINTERMEDIA.COM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                            9 Months               9 Months
                                                              Ended                  Ended
                                                          September 30,          September 30,
                                                              1999                   1998
                                                        ------------------     ------------------
                                                            (unaudited)            (unaudited)
Net Revenue
     Media sales - affiliate                              $         -            $3,043,329
     Media sales                                            5,605,104                     -
     Product sales                                         16,305,902             3,565,936
     Commission and royalties - affiliate                           -             1,789,415
     Commission and royalties                                 574,333               965,515
     Other                                                    162,104                13,482
                                                          -----------            ----------
Total net revenue                                          22,647,443             9,377,677
                                                          -----------            ----------
Operating costs and expenses
     Media purchases                                        4,971,427             2,582,408
     Direct costs                                           2,165,592               299,921
     Selling, general and administrative expenses          17,062,665             5,618,173
                                                          -----------            ----------
Total operating costs and expenses                         24,199,684             8,500,502
                                                          -----------            ----------
Income (loss) from operations                              (1,552,241)              877,175
Other (income) expenses
     Gain on sale of assets                                  (258,011)                    -
     Interest expense                                         276,552                72,173
     Financing costs                                          108,207                     -
                                                          -----------            ----------
Total other (income) expenses                                 126,748                72,173
                                                          -----------            ----------
Income (loss) before provision for income taxes            (1,678,989)              805,002
Provision (benefit) for income taxes                          (38,000)               10,000
                                                          ===========            ==========
Net income (loss)                                         $(1,640,989)           $  795,002
                                                          ===========            ==========
Basic earnings (loss) per common share                    $     (0.40)           $     0.20
                                                          ===========            ==========
Diluted earnings (loss) per common share                  $     (0.40)           $     0.20
                                                          ===========            ==========
Weighted-average common shares outstanding                  4,077,935             4,000,000
                                                          ===========            ==========


                           See the accompanying notes

GENESISINTERMEDIA.COM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                            9 Months               9 Months
                                                              Ended                  Ended
                                                          September 30,          September 30,
                                                              1999                   1998
                                                        ------------------     ------------------
                                                            (unaudited)            (unaudited)
  Cash flows from operating activities
   Net income (loss)                                      $ (1,640,989)          $  795,002
   Adjustments to reconcile net income to net cash
     Provided by (used in) operating activities
   Depreciation and amortization                               857,246               72,166
   Deferred taxes                                              (38,000)                   -
   (Increase) decrease in operating assets                  (6,249,193)              (3,038)
   Increase (decrease) in operating liabilities              3,934,159             (691,622)
                                                          ------------           ----------
   Net cash provided by (used in) operating activities      (3,136,777)             172,508
                                                          ------------           ----------
  Cash flows from investing activities
   Purchase of property and equipment                      (12,765,555)            (266,759)
   Purchase of customer list                                (2,270,330)                   -
   Purchase of Contour system                               (3,155,000)                   -
   Purchase of AniMagic                                       (145,000)                   -
   Development costs                                          (715,085)             (41,563)
                                                          ============           ==========
   Net cash used in investing activities                   (19,050,970)            (308,322)
                                                          ------------           ----------
  Cash flows from financing activities
   Net proceeds from related parties                           (15,495)             411,576
   Net proceeds from line of credit                          1,058,955              322,399
   Distribution to stockholder                              (2,000,000)            (375,000)
   Proceeds from notes payable                               8,406,250              800,000
   Proceeds from initial public offering, net               12,855,729                    -
   Proceeds from sale of common stock, net                   1,548,750                    -
   Proceeds from sale of preferred stock, net                  870,000                    -
   Payments on notes payable and capital leases             (2,004,754)             (43,859)
   Repurchase of common stock                                  (51,320)                   -
   Other                                                             -             (117,607)
                                                          ------------           ----------
  Net cash provided by financing activities                 20,668,115              997,509
                                                          ------------           ----------
  Net increase (decrease ) in cash and cash equivalents
  during period                                             (1,519,632)             861,695

  Cash and cash equivalents, beginning of period             1,841,562              280,289
                                                          ------------           ----------
  Cash and cash equivalents, end of period                $    321,930           $1,141,984
                                                          ============           ==========


                           See the accompanying notes

                           GENESISINTERMEDIA.COM, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The unaudited Condensed Consolidated Financial Statements have been prepared by GenesisIntermedia.com, Inc. (the "Company" or "Genesis"), pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The results of the three and nine months ended September 30, 1999 are not necessarily indicative of the results to be expected for the full year ending December 31, 1999.

NOTE 2 - EARNINGS PER SHARE

In 1997, the Financial Accounting Standard Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." SFAS No. 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. Basic earnings per share is computed using the weighted-average number of common shares outstanding during the period. Common equivalent shares are excluded from the computation if their effect is anti-dilutive. There are no common stock equivalents for the three or nine months ended September 30, 1999 as the exercise price on all options and warrants outstanding is greater than the Company's current stock price.

NOTE 3 - NOTES PAYABLE

In May 1999, the Company issued three notes payable in a private placement for aggregate proceeds of $550,000 net of commissions of approximately $92,000. In connection with these three notes payable agreements, the Company also issued warrants to purchase 78,571 shares of common stock. The notes bear interest at the rate of 8.75% per annum and are due the earlier of nine months from the date of issuance or 30 days after the closing of the Company's initial public offering. The Company repaid these notes in July 1999.

In July 1999, the Company purchased an office building in Van Nuys, California for $11,100,000 of which $7,856,250 was financed through a financial institution. The note bears interest at prime plus 1.5% (9.75% as of September 30, 1999). The note calls for monthly interest payments for the first 60 months and the note is due at the end of the 60th month.

                           GENESISINTERMEDIA.COM, INC.
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued

NOTE 4 - STOCKHOLDERS' EQUITY

In January and April 1999, the Company sold a total of 250,000 shares of common stock and warrants to purchase an additional 250,000 shares of common stock in a private placement at $7 per share for an aggregate of $1,750,000, with underwriting commissions and expenses of $201,250 and in April 1999 the Company sold 142,858 shares of convertible preferred stock and warrants to purchase 142,858 shares of common stock in a private placement at $7 per share for an aggregate of $1,000,000 with underwriting commissions and expenses of $115,000. In June 1999 the Company sold 2,000,000 shares of common stock in its initial public offering at $8.50 per share for an aggregate of $17,000,000 with underwriting commissions and expenses of $1,870,000 and offering expenses of $2,963,803. During September 1999, the Company repurchased 10,400 shares of its common stock for $51,320.

NOTE 5 - RELATED PARTY TRANSACTION

During the second quarter of 1999, and in connection with the termination of its business relationship with Trade Your Way To Riches, Inc. ("TYWR"), a company wholly owned by the Company's majority stockholder, the Company exercised its option to purchase the customer lists of TYWR, which option TYWR had granted to the Company prior to the Company's initial public offering. The purchase price of $3,821,134 for the customer lists was fair market value, based on the projected revenues from sales from the lists' use. Under the terms of the transaction, if the gross profit to the Company from use of the list during the first 18 months does not meet or exceed the purchase price, then TYWR must refund to the Company the difference between actual gross profit during such period and the purchase price. The Company had the right to use the customer list during the second quarter of 1999 in consideration of the customary 25% commission for customer list use. Under the terms of the option, the Company did not have to pay this commission if it exercised the option to purchase prior to September 30, 1999. During the second and third quarters of 1999, the Company generated sales of $751,008 and $629,408, respectively, from these customer lists and, as a result of the exercise of the purchase option, the Company did not pay any commissions on such sales. None of the proceeds of the Company's initial public offering were used to fund this purchase.

In connection with the sales efforts "road show" and visits to regulatory agencies in connection with the Company's initial public offering, the Company leased an airplane from Genesis Aviation, Inc. ("Aviation"), a company wholly owned by the Company's majority stockholder. During the second quarter of 1999, the Company reimbursed Aviation for use of the airplane in the amount of $362,149. The lease charges to the Company by Aviation were below the lease charges by Aviation to third parties for the same services.

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

Although the CFTC has articulated its belief that Genesis, by virtue of our involvement in the production and marketing of the infomercial, may be required to be registered in some capacity to continue to engage in our sales activities related to the Trade products, the Company believes the CFTC's analysis and conclusions are incorrect and are based on incomplete information. In October 1998, the Company issued a written response to the CFTC's position setting forth the reasons why the Company is not required to register in any capacity with the CFTC. The CFTC has indicated that registration may be required. The Company has been advised by our counsel that the initiation of a CFTC enforcement action against us requiring registration or seeking the imposition of sanctions is unwarranted. As of the date of this prospectus, there has been no indication that the CFTC seeks any relief other than registration. To date, no complaint or enforcement action has been asserted against Genesis, our officers, directors or employees.

If it is determined in the investigation or any resulting proceeding that registration is required, the Company intends promptly to effect any required registration. It is estimated that the cost of registering Genesis with the CFTC will be less than $1,000. In the event that the CFTC were to bring an enforcement action against Genesis by virtue of our failure to register, which the Company believes would be unwarranted, any adverse determination or settlement in this action could adversely affect us. The range of possible sanctions available to the CFTC in enforcement actions generally includes a simple request to become registered, a cease and desist order--which could, if successfully applied to the Company or TYWR, terminate sales of some Trade Your Way To Riches products or services--and a possible order of disgorgement of profits--which could, again if applied to us, result in substantial payments by us. In February 1999, the Company commenced negotiations with the CFTC to terminate the investigation and settle all underlying claims against us and all other persons subject to the investigation. Although the Company believes that a settlement can be reached that will not have a material adverse impact on us, the Company can not predict whether any settlement proposal the Company may make will be accepted by the CFTC or by what time. For the reasons discussed in the preceding paragraph, the Company believes that if the Company is unable to reach agreement on a consensual resolution with the CFTC, then the final resolution of the investigation or any ensuing action or proceeding will not have a material adverse effect on the Company.

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

In June 1997, the Company brought the operations of its product sales in-house, which resulted in the hiring of additional personnel and buying an office building. This allowed the Company to better manage the profitability of its product sales and also gave it the resources to expand its products and services. Since moving into a corporate office building in July 1997, the Company has:

* increased the number of products it sells;
* established outbound telemarketing services to sell its products, as well as products of other companies;
* established a media sales department that sells media time to other companies as well as buys media time for our own products at a 10-15% discount; and
* focused its advertising on markets that yielded higher responses.

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

In July 1998, the Company formed its Genesis Intermedia, Inc. subsidiary and hired key personnel experienced in creating interactive multimedia marketing solutions--marketing and sales plans and capabilities that allow businesses to convey a combination of text, graphics, sound, video and animation content to their customers in a way that the customers can actively manipulate or interact with the content. Through its subsidiary the Company is exploiting digital media to market and distribute the Company's and the Company's clients' products and services via the Internet and other interactive delivery platforms, including interactive publicly available kiosks through its Centerlinq Network, CD-ROMs and DVDs.

During the latter part of 1998, the Company was successful in adding four new telemarketing campaigns and a total of 13 new products to its existing product line. The Company has acquired the rights to distribute these products and has agreed to pay royalties of approximately 5% of net sales to the licensors of the products.

In October 1998 and April 1999, respectively, the Company completed the acquisitions of assets of Vision Digital Communications, Inc., a company that places interactive kiosks in shopping malls, and AniMagic Corporation, an interactive technology company. In addition, in April 1999 the Company entered into a strategic alliance with Global Leisure Travel, Inc. ("Global"), a leading travel company, which grants the Company the right to be the exclusive e-Commerce marketing and advertising agent for Global. In June 1999, the Company acquired all of the assets comprising Global's computerized Contour System travel-package marketing system. Global's majority stockholder is a company that is wholly owned by Mr. El-Batrawi. The Company will continue to evaluate acquisition opportunities that will enable it to expand its core multimedia marketing capabilities, its product offerings and the geographic scope of its operations. The Company plans to acquire well-regarded niche companies or leaders in specific marketing and communications disciplines as well as products or services which the Company believes have strong earnings potential. The Company will also review joint venture and strategic alliance possibilities.

In the third quarter of 1999, the Company significantly increased its infrastructure in sales, programming, installation, creative services and other administrative areas to prepare for the aggressive "roll out" and the implementation of the Company's plan for the installing of its Centerlinq Network of public Internet access portals (kiosks) in 20 upscale, high-end shopping malls by the end of 1999. During the third quarter the Company installed its kiosks in four shopping malls and obtained contracts to install its kiosks in another 16 malls before year-end. The Centerlinq "roll out" will continue in 2000 with a substantial number of additional mall installations planned allowing the Company to maintain its first-mover position. The Company expanded its workforce, invested in infrastructure and implemented an expanded promotional marketing campaign for new products and programs. This rapid expansion resulted in the Company incurring a net loss of $2,272,472 during the third quarter of 1999.

To house its expanding business, the Company purchased an 80,000 square foot building in Van Nuys, California and sold its previous corporate office in Studio City, California. The new office building will give the Company room to expand as it continues to increase its workforce. The Company believes that the capital expended in promotional marketing campaigns for its new products and the expansion of the Centerlinq Network will result in additional losses for the fourth quarter of 1999, but the Company believes it will return to profitability by the first quarter of 2000, while continuing to increase its sales.

Results of Operations

Three Months Ended September 30, 1999 vs. September 30, 1998


                                             3 Months           3 Months
                                               Ended             Ended         Percentage of net revenue
                                           September 30,     September 30,     --------------------------
                                               1999               1998            1999          1998
                                          ----------------   ---------------   ------------  ------------
Net Revenue
  Media sales - affiliate                     $         -       $   238,830           0.0%         17.7%
  Media sales                                     529,237                 -           6.0%          0.0%
  Product sales                                 7,837,646           471,942          89.3%         34.9%
  Commissions and royalties - affiliate                 -           359,986           0.0%         26.6%
  Commissions and royalties                       261,345           280,399           3.0%         20.8%
  Other                                           153,781                 -           1.7%          0.0%
                                              -----------       -----------      ---------     ---------
Total net revenue                               8,782,009         1,351,157         100.0%        100.0%
Operating expenses
  Media purchases                                 485,625           205,168           5.5%         15.2%
  Direct costs                                  1,293,081            50,663          14.7%          3.8%
  Selling, general and administrative           9,700,781           990,851         110.5%         73.3%
                                              -----------       -----------      ---------     ---------
Total operating expenses                       11,479,487         1,246,682         130.7%         92.3%
                                              -----------       -----------      ---------     ---------
Income (loss) from operations                  (2,697,478)          104,475        (30.7%)          7.7%
(Gain) on sale of assets                         (258,011)                          (2.9%)
Interest expense                                  187,826            35,510           2.1%          2.6%
Financing costs                                    44,179                 -           0.5%          0.0%
                                              -----------       -----------      ---------     ---------
Income (loss) before income taxes              (2,671,472)           68,965        (30.4%)          5.1%
Provision (benefit) for income taxes             (399,000)                -         (4.5%)          0.0%
                                              ===========       ===========      =========     =========
Net income (loss)                             $(2,272,472)      $    68,965        (25.9%)          5.1%
                                              ===========       ===========      =========     =========


Revenue for the three months ended September 30, 1999 increased by $7,430,852 or 550.0%% from $1,351,157 for the three months ended September 30, 1998 to $8,782,009 for the same period in 1999. The increase in revenue was due to the following:

* Product sales increased $7,365,704 or 1,560.7% principally as a result of the Company's success in selling its new products and programs;

* Media sales to unrelated third parties increased from $0 in 1998 to $539,237 in 1999 due to the Company hiring personnel with media buying experience and contacts in the industry. The Company has been able to retain several large customers who began purchasing media time in the latter part of 1998 and have increased their media buys during the first nine months of 1999. The Company expects media sales to unrelated third parties to continue for 1999 to continue to exceed those for 1998;

* Media sales to a company owed by the Company's majority stockholder decreased from $238,830 for the three months ended September 30, 1998 to $0 for the same period in 1999. The Company has discontinued selling media to this affiliate; and

* Commissions and royalties--affiliate decreased from $359,986 for the three months ended September 30, 1998 to $0 for the same period in 1999. These commissions are amounts received from the sale of mentoring programs for the TradeYour Way To Riches products during the three months ended September 30, 1998. There were no Trade-related sales for the same period in 1999. During the fourth quarter of 1998 the Company discontinued selling the mentoring programs for Trade Your Way To Riches, Inc.

Media purchases for the three months ended September 30, 1999 increased by $280,457 or 136.7% from $205,168 for the three months ended September 30, 1998 to $485,625 for the same period in 1999. The increase was due to more media time sold during the third quarter of 1999. Media purchases as a percentage of media sales increased from 85.9% for the three months ended September 30, 1998 to 91.8% for the same period in 1999. The increase is due to discounts offered to some of the Company's larger media buying customers.

Direct costs for the three months ended September 30, 1999 increased by $1,242,418 or 2,452.3% from $50,663 for the three months ended September 30, 1998 to $1,293,081 for the same period in 1999. The increase was due to significant increased product sales during the third quarter of 1999, principally the sale of the Company's new products and programs. Direct costs as a percentage of product sales decreased from 21.2% for the three months ended September 30, 1998 to 16.5% for the same period in 1999. The decrease is due to lower product costs associated with the Company's new products and programs when compared to the products sold by the Company during the third quarter of 1999.

Selling, general and administrative expenses for the three months ended September 30, 1999 increased by $8,709,930 or 879.0% from $990,851 for the three months ended September 30, 1998 to $9,700,781 for the same period in 1999. The increase was due principally to an increase in payroll and related benefits of $1,909,248 and an increase in selling related expenses of $5,805,571. Selling related expenses include the cost of acquiring customer names, purchasing media time for airing of infomercials, royalties and telemarketing costs. The Company expensed $3,549,662 in media airtime during the third quarter of 1999. As a result of expanding operations through the creation of Genesis Intermedia, the Company's general and administrative costs have increased. Most of the expenses incurred by Genesis Intermedia to develop its Centerlinq Network are classified as general and administrative expenses. The Company took steps to significantly expand its Centerlinq Network of kiosks in shopping malls during the third quarter. During the third quarter the Company installed its kiosks in four shopping malls and obtained contracts to install its kiosks in 16 malls before year-end.

During the third quarter of 1999, the Company sold its corporate office building in Studio City, California that resulted in a gain on sale of $258,011. In July 1999, the Company purchased a new corporate office building in Van Nuys, California.

Interest expense for the three months ended September 30, 1999 increased by $152,316 or 428.9% from $35,510 for the three months ended September 30, 1998 to $187,826 for the same period in 1999. The increase in interest expense was due to the issuance of a note payable secured by the Company's new corporate office building in Van Nuys, California, an increase in the Company's line of credit, and notes payable and capitalized lease obligations assumed as a result of the purchase of Vision Digital assets.

Financing costs for the three months ended September 30, 1999 increased by $44,179 from $0 for the three months ended September 30, 1998 to $44,179 for the same period in 1999. The increase is due to the amortization of commissions and other expenses paid in connection with three notes payable the Company issued in May of 1999.

Income taxes for the three months ended September 30, 1999 decreased by $399,000 from $0 for the three months ended September 30, 1998 to a tax benefit of $399,000 for the same period in 1999. The tax benefit recognized in the third quarter of 1999 is equal to the current tax provision recorded during the first and second quarters of 1999. Due to the loss incurred in the third quarter of 1999, the current income tax expense recognized during the first six months of 1999 was reduced to $0. Prior to January 1, 1999 the Company was taxed as an S corporation.

Net income for the three months ended September 30, 1999 decreased by $2,341,437 or 3,395.1% from net income of $68,965 for the three months ended September 30, 1998 to a net loss of $2,272,472 for the same period in 1999. The decrease is principally due to significantly higher sales offset by higher selling, general and administrative expenses incurred to promote the Company's new products and programs and to expand its Centerlinq Network of kiosks.

Nine Months Ended September 30, 1999 vs. September 30, 1998


                                             9 Months           9 Months
                                               Ended             Ended         Percentage of net revenue
                                           September 30,     September 30,     --------------------------
                                               1999               1998            1999          1998
                                          ----------------   ---------------   ------------  ------------
Net Revenue
  Media sales - affiliate                    $          -      $  3,043,329           0.0%         32.5%
  Media sales                                   5,605,104                 -          24.8%          0.0%
  Product sales                                16,305,902         3,565,936          72.0%         38.0%
  Commissions and royalties - affiliate                 -         1,789,415           0.0%         19.1%
  Commissions and royalties                       574,333           965,515           2.5%         10.3%
  Other                                           162,104            13,482           0.7%          0.1%
                                             ------------      ------------      ---------     ---------
Total net revenue                              22,647,443         9,377,677         100.0%        100.0%
Operating expenses
  Media purchases                               4,971,427         2,582,408          21.9%         27.5%
  Direct costs                                  2,165,592           299,921           9.6%          3.2%
  Selling, general and administrative          17,062,665         5,618,173          75.3%         59.9%
                                             ------------      ------------      ---------     ---------
Total operating expenses                       24,199,684         8,500,502         106.8%         90.6%
                                             ------------      ------------      ---------     ---------
Income (loss) from operations                 (1,552,241)           877,175         (6.8%)          9.4%
(Gain) on sale of assets                        (258,011)                 -         (1.1%)
Interest expense                                  276,552            72,173           1.2%          0.8%
Financing costs                                   108,207                 -           0.5%          0.0%
                                             ------------      ------------      ---------     ---------
Income (loss) before income taxes             (1,678,989)           805,002         (7.4%)          8.6%
Provision (benefit) for income taxes             (38,000)            10,000         (0.2%)          0.1%
                                             ===========       ============      =========     =========
Net income (loss)                            $(1,640,989)      $    795,002         (7.2%)          8.5%
                                             ===========       ============      =========     =========


Revenue for the nine months ended September 30, 1999 increased by $13,269,766 or 141.5% from $9,377,677 for the nine months ended September 30, 1998 to $22,647,443 for the same period in 1999. The increase in revenue was due to the following:

* Product sales increased $12,739,966 or 357.3% principally as a result of the Company success in selling its new products and programs. The Company acquired the right to sell these product in the latter half of 1998 and has aggressively marketed these products through infomercials during the latter part of the second quarter of 1999 and throughout the third quarter of 1999;

* Media sales to unrelated third parties increased from $0 in 1998 to $5,605,104 in 1999 due to the Company hiring personnel with media buying experience and contacts in the industry. Media sales to unrelated third parties was $3,938,020 in the first quarter of 1999 and only $1,137,847 and $529,237 for the second and third quarter of 1999, respectively. The Company does not expect a significant increase in media sales during the fourth quarter of 1999;

* Media sales to a company owed by the Company's majority stockholder decreased from $3,043,329 for the nine months ended September 30, 1998 to $0 for the same period in 1999. The Company has discontinued selling media to this affiliate; and

* Commissions and royalties--affiliate decreased from $1,789,415 for the nine months ended September 30, 1998 to $0 for the same period in 1999. These commissions are amounts received from the sale of mentoring programs for the TradeYour Way To Riches products during the nine months ended September 30, 1998. There were no Trade-related sales for the same period in 1999. During the fourth quarter of 1998 the Company discontinued selling the mentoring programs for Trade Your Way To Riches, Inc.

Media purchases for the nine months ended September 30, 1999 increased by $2,389,019 or 92.5% from $2,582,408 for the nine months ended September 30, 1998 to $4,971,427 for the same period in 1999. The increase was due to more media time sold during 1999. Media purchases as a percentage of media sales increased from 84.9% for the nine months ended September 30, 1998 to 88.7% for the same period in 1999. The increase is due to discounts offered to some of the Company's larger media buying customers.

Direct costs for the nine months ended September 30, 1999 increased by $1,865,671 or 622.0% from $299,921 for the nine months ended September 30, 1998 to $2,165,592 for the same period in 1999. The increase was due to increased product sales during 1999. Direct costs as a percentage of product sales increased from 9.8% for the nine months ended September 30, 1998 to 13.3% for the same period in 1999. The increase is due to higher product costs for the Company's new products and programs when compared to the Company's Men Are From Mars, Women Are From Venus programs sold during 1998.

Selling, general and administrative expenses for the nine months ended September 30, 1999 increased by $11,444,492 or 203.7% from $5,618,173 for the nine months ended September 30, 1998 to $17,062,665 for the same period in 1999. The increase was due principally to an increase in payroll and related benefits of $3,654,866 and an increase in selling related expenses of $5,979,811. Selling related expenses include the cost of acquiring customer names, purchasing media time for airing of infomercials, royalties and telemarketing costs. The Company expensed $4,690,921 in media airtime during the first nine months of 1999. As a result of expanding operations through the creation of Genesis Intermedia, the Company's general and administrative costs have increased. Most of the expenses incurred by Genesis Intermedia to develop its Centerlinq Network are classified as general and administrative expenses.

During the third quarter of 1999, the Company sold its corporate office building in Studio City, California that resulted in a gain on sale of $258,011. In July 1999, the Company purchased a new corporate office building in Van Nuys, California.

Interest expense for the nine months ended September 30, 1999 increased by $204,379 or 283.2% from $72,173 for the nine months ended September 30, 1998 to $276,552 for the same period in 1999. The increase in interest expense was due to the issuance of a note payable secured by the Company's new corporate office building in Van Nuys, California, the issuance of a note payable secured by the Company's old corporate office building in Studio City, California (this note has subsequently been repaid), an increase in the Company's line of credit, and notes payable and capitalized lease obligations assumed as a result of the purchase of Vision Digital assets.

Financing costs for the nine months ended September 30, 1999 increased by $108,207 from $0 for the nine months ended September 30, 1998 to $108,207 for the same period in 1999. The increase is due to the amortization of commissions and other expenses paid on three notes payable the Company issued in May of 1999.

Income taxes for the nine months ended September 30, 1999 decreased by $48,000 or 480.0% from $10,000 for the nine months ended September 30, 1998 to a tax benefit of $38,000 for the same period in 1999. The income tax benefit of $38,000 is due to a one time deferred tax benefit of $38,000 recognized upon the implementation of SFAS No. 109. Prior to January 1, 1999, the Company was an S corporation resulting in the income being reported on the personal income tax returns of the Company's stockholders. There is no current income tax provision due the loss incurred by the Company during the nine months ended September 30, 1999.

Net income for the nine months ended September 30, 1999 decreased by $2,435,991 or 306.4% from net income of $795,002 for the nine months ended September 30, 1998 to a net loss of $1,640,989 for the same period in 1999. The decrease is principally due to significantly higher sales offset by higher selling, general and administrative expenses incurred to promote the Company's new products and programs and to expand its Centerlinq Network of kiosks incurred during the third quarter of 1999.

Liquidity and capital resources

The Company financed its operations initially from cash generated from operations. More recently, the Company has financed operations through the sale of common and preferred stock in private placement offerings, sale of common stock in its initial public offering, a long-term mortgage and a line of credit. In July 1997, the Company purchased an office building in Studio City, California with cash and a Small Business Administration loan in the amount of $583,000. This loan was being repaid with monthly payments of $5,823 over 25 years. In December 1997, the Company sold 116,504 (29,126 of which were surrendered on November 1, 1998) shares of common stock to Dr. Gray for $900,000. In January 1998 and April 1998, the Company obtained two short-term loans from an unrelated third party for $300,000 and $200,000, respectively. These loans bear interest at the rate of 8% per annum and were repaid during the first quarter of 1999. In addition, in June 1997, the Company obtained a $750,000 line of credit (increased to $1,500,000 during the third quarter of 1999) from a major financial institution that is collateralized by substantially all of the Company's assets, except its office building, and the loan is guaranteed by the Company's majority stockholder. In August 1998, the Company obtained a working capital loan in the amount of $300,000 collateralized by a second trust deed on our land and office building. In January and April 1999, the Company sold a total of 250,000 shares of common stock and warrants to purchase an additional 250,000 shares of common stock in a private placement at $7 per share for an aggregate of $1,750,000, with underwriting commissions and expenses of $201,250 and in April 1999 the Company sold 142,858 shares of convertible preferred stock and warrants to purchase 142,858 shares of common stock in a private placement at $7 per share for an aggregate of $1,000,000 with underwriting commissions and expenses of $115,000. In May 1999, the Company issued three notes payable in a private placement for aggregate proceeds of $550,000 net of commissions of $96,042. In connection with these three notes payable agreements, the Company also issued warrants to purchase 78,571 shares of common stock. In June 1999 the Company sold 2,000,000 shares of common stock in its initial public offering at $8.50 per share for an aggregate of $17,000,000 with underwriting commissions and expenses of $1,870,000 and offering expenses of $2,797,410. In July, the Company purchased an office building in Van Nuys, California for $11,100,000 for which the Company issued a note payable in the amount of $7,856,250. The Company also sold its old office building in Studio City, California in September 1999 and repaid the original mortgage note in the amount of $583,000 and the $300,000 working capital loan that were secured by the building.

During the second quarter of 1999, and in connection with the termination of its business relationship with Trade Your Way To Riches, Inc. ("TYWR"), a company wholly owned by the Company's majority stockholder, the Company exercised its option to purchase the customer lists of TYWR, which option TYWR had granted to the Company prior to the Company's initial public offering. The purchase price of $3,821,134 for the customer lists was fair market value, based on the projected revenues from sales from the lists' use. Under the terms of the transaction, if the gross profit to the Company from use of the list during the first 18 months does not meet or exceed the purchase price, then TYWR must refund to the Company the difference between actual gross profit during such period and the purchase price. The Company had the right to use the customer list during the second quarter of 1999 in consideration of the customary 25% commission for customer list use. Under the terms of the option, the Company did not have to pay this commission if it exercised the option to purchase prior to September 30, 1999. During the second and third quarters of 1999, the Company generated sales of $751,008 and $629,408, respectively, from these customer lists and, as a result of the exercise of the purchase option, the Company did not pay any commissions on such sales. None of the proceeds of the Company's initial public offering were used to fund this purchase. The foregoing transaction was approved by the Company's audit committee.

In June 1999, the Company acquired all of the assets comprising Global's computerized Contour System travel-package marketing system. Global's majority stockholder is a company that is wholly owned by Mr. El-Batrawi.

In July 1999, the Company signed an agreement to acquire cyberXpo.com, Inc., a privately held multimedia and e-commerce marketing company. During the third quarter of 1999, the Company terminated this agreement.

During the nine months ended September 30, 1999, the Company spent $12,765,555, on capital expenditures including $11,687,447 on its new office building and building improvements and used $3,136,777 in operations. In addition to capital expenditures, the Company spent a significant amount of capital on the purchase of media for its own use and for resale to others. The purchase of media time is capital intensive because media time, unavailable on an as-needed basis, must be purchased in advance. During the second and third quarters of 1999, the Company significantly increased the amount of media purchased for its new products and programs.

The Company expects to spend additional capital to expand its product lines, expand its telemarketing division, and make strategic acquisitions. The Company anticipates spending $15 - 20 million over the next 18 months to develop and deploy interactive multimedia kiosks in regional shopping malls across the United States and in other entertainment centers.

The Company believes that its current cash and cash equivalents on hand, together with existing credit facilities and the cash flow expected to be generated from operations, will be adequate to satisfy its current and planned operations through the middle of 2000. However, the Company is currently seeking to acquire a bank credit line or similar credit facility and it seeking to refinance its mortgage on its new office building to help finance future operations and acquisitions.

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

Although the CFTC has articulated its belief that Genesis, by virtue of our involvement in the production and marketing of the infomercial, may be required to be registered in some capacity to continue to engage in our sales activities related to the Trade products, the Company believes the CFTC's analysis and conclusions are incorrect and are based on incomplete information. In October 1998, the Company issued a written response to the CFTC's position setting forth the reasons why the Company is not required to register in any capacity with the CFTC. The CFTC has indicated that registration may be required. The Company has been advised by our counsel that the initiation of a CFTC enforcement action against us requiring registration or seeking the imposition of sanctions is unwarranted. As of the date of this prospectus, there has been no indication that the CFTC seeks any relief other than registration. To date, no complaint or enforcement action has been asserted against Genesis, our officers, directors or employees.

If it is determined in the investigation or any resulting proceeding that registration is required, the Company intends promptly to effect any required registration. It is estimated that the cost of registering Genesis with the CFTC will be less than $1,000. In the event that the CFTC were to bring an enforcement action against Genesis by virtue of our failure to register, which the Company believes would be unwarranted, any adverse determination or settlement in this action could adversely affect us. The range of possible sanctions available to the CFTC in enforcement actions generally includes a simple request to become registered, a cease and desist order--which could, if successfully applied to the Company or TYWR, terminate sales of some Trade Your Way To Riches products or services--and a possible order of disgorgement of profits--which could, again if applied to us, result in substantial payments by us. In February 1999, the Company commenced negotiations with the CFTC to terminate the investigation and settle all underlying claims against us and all other persons subject to the investigation. Although the Company believes that a settlement can be reached that will not have a material adverse impact on us, the Company can not predict whether any settlement proposal the Company may make will be accepted by the CFTC or by what time. For the reasons discussed in the preceding paragraph, the Company believes that if the Company is unable to reach agreement on a consensual resolution with the CFTC, then the final resolution of the investigation or any ensuing action or proceeding will not have a material adverse effect on the Company.

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

Item 2.    Change in Securities and Use of Proceeds

The Company completed its initial public offering by selling 2,000,000 shares of its $0.001 par value common stock for $8.50 per share pursuant to a registration statement (commission file no. 333-66281) dated June 14, 1999. The managing underwriters for this offering were Millennium Financial Group, Inc., HD Brous & Co., Inc. and American Fronteer Financial Corporation. The Company received net proceeds of approximately $12,332,590 after deducting underwriters' commissions, non-accountable expense allowance and other offering expenses of approximately $1,360,000, $510,000 and $2,963,803, respectively.

The following table sets forth the Company's use of proceeds from its initial public offering, from the closing of the offering until September 30, 1999.

Purchase of office building                                       $ 3,423,652
Purchase of the Contour System                                      3,155,000
Repayment of notes payable                                            550,000
Purchase of media and other working capital needs                   5,037,545
                                                                  -----------
Total net proceeds                                                $12,166,197
                                                                  ===========

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

                           GENESISINTERMEDIA.COM, INC.

                           By: /s/ Douglas E. Jacobson
                               Douglas E. Jacobson
                               Chief Financial and Principal
                               Accounting Officer

Date: November 15, 1999