Form 10KSB
period 1999-12-31
GENESISINTERMEDIA COM INC
filed 2000-04-14
CIK 1071522

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                     ANNUAL REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

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

                  5805 SEPULVEDA BOULEVARD, VAN NUYS, CA 91411
              (Address of principal executive offices) (Zip Code)

                                 (818) 902-4100
                           (Issuer's telephone number)

        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                               TITLE OF EACH CLASS
                          COMMON STOCK, $.001 PAR VALUE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by referenced in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Revenue for the year ended December 31, 1999:  $31,671,263

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant at March 31, 2000 was $43,223,872. The number of shares outstanding of the registrant's Common Stock as of March 31, 2000 was 5,310,000.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following document are incorporated herein by reference: Part III -- The Registrant's Proxy Statement for its 2000 Annual Meeting (the "2000 Proxy").

Transitional Small Business Disclosure Format (check one): Yes [ ]   No [X]

                                     PART I

         This Annual Report on Form 10-KSB contains statements that are forward-looking, including statements relating to anticipated operating results, growth, financial resources, the development of new markets, the development, distribution, and commercial acceptance of new products and new applications for GenesisIntermedia.com, Inc.'s existing product lines. Investors are cautioned that, although Genesis believes that its expectations are based on reasonable assumptions, forward-looking statements involve risks and uncertainties which may affect Genesis 's business and prospects, including changes in economic and market conditions, acceptance of Genesis 's products, maintenance of strategic alliances and other factors discussed under the caption "Risk Factors" in the Company's Registration Statement No. 333-66281 filed with the Securities and Exchange Commission and declared effective on June 14, 1999.

      ITEM 1. DESCRIPTION OF BUSINESS

      HISTORY AND BACKGROUND

         GenesisIntermedia.com, Inc. ("The Company") was incorporated on October 28, 1993 under the name Genesis Media Group, Inc., and changed its name to GenesisIntermedia.com, Inc. on December 3, 1998. It began operations in late 1993 by marketing its own products, and products owned by others, through various platforms. These products included audio and videotapes and mentoring services on topics related primarily to interpersonal relationships and financial planning.

         Until 1997, some of its operational and sales functions, including media purchasing and sales, inventory management and customer service were outsourced to third parties. In 1997, the Company purchased an office building and hired additional personnel, enabling it to perform most of the functions relevant to its business in-house. Additionally, its strengthened its infrastructure by purchasing sophisticated outbound telemarketing and computer equipment, enabling it to sell its own proprietary products and those of its customers, who were by that time beginning to enter into contracts with the Company for marketing services on an outsourced basis, to a greater number of consumers. In July 1999, less than a month after its Initial Public Offering of 2,000,000 shares of Common stock, the Company purchased a larger office building in Van Nuys, California to accommodate the significant growth in operations and personnel.

      GENERAL OVERVIEW

      GenesisIntermedia.com, Inc. uses its core competencies to develop Internet technologies and Internet companies. It owns distinct marketing channels, and through CENTERLINQ, is a leading provider of public Internet access portals in shopping malls. The Company has been building an infrastructure to build, develop and nurture new Internet technology companies and businesses. The company markets products and services, which it develops, licenses exclusively or distributes for third parties, utilizing network and cable television, radio, newspapers, magazines, the Internet and the company's CENTERLINQ network. As it has done with CENTERLINQ, the Company leverages its strength in operations, marketing and the deployment of traditional and new media to advance new and innovative technologies within strategically identified market segments.

      Historically, the Company's operations have consisted of the marketing, advertising and sales of its own products and those of its clients utilizing traditional marketing channels. While it continues to utilize conventional media to fulfill its marketing needs and those of its clients, the Company's focus more recently has been on investing in and bringing to market innovative technology-based concepts that center around use of the Internet.

      The old generation of "incubators" offered startup companies space, but little else. Then came the modern model of incubators, pioneered by idealab!, Pasadena, California, that offer office and development space, money, skills, people, and services. CMGI, Inc., a publicly-held entity based in Wilmington, Massachusetts, also took the incubator concept and molded it into a scalable business model that can be applied to various forms of e-commerce while keeping the intention of creating shareholder value. GenesisIntermedia.com, Inc. adapted the idealab! and CMGI concepts into its own business model of creating a hands-on, direct interaction environment focused more on development of business-to-business and business-to-consumer Internet networking and marketing concepts, with an investment criteria that looks at businesses that are already into their lifecycles as well as newer, as-of-yet unfinanced projects.

         The GenesisIntermedia.com, Inc. acquisition of Vision Digital in 1998 and the asset known as the CENTERLINQ network was the first step taken toward the development and deployment of a true Internet based business through the newly adapted business model. In constructing a nurturing environment to support the operations and growth of CENTERLINQ, the Company fortified its infrastructure of networked systems and extended the scope of internal services available within the Company.

         CENTERLINQ is an Internet-based interactive network consisting of public access kiosks, exclusively in shopping malls currently but adaptable to a wide range of venues. CENTERLINQ is also accessible through the Internet at www.CENTERLINQ.com. Advertising displayed on large screen monitors on and adjacent to the public access kiosks enhances network usage and revenues.

     Consistent with its development-oriented business model, GenesisIntermedia.com, Inc. supplied CENTERLINQ with physical assets such as office space, equipment, telephones; intellectual capital such as personnel, management expertise, legal and accounting advice; and cash. It also gave CENTERLINQ the marketing, creative, development and programming expertise to bring the technology to critical mass. The Company invested heavily to support the operational needs of CENTERLINQ and to attain a leadership position as a network of public Internet portals. The initiatives include, but were not limited to;

     o Network architecture in software and hardware recreated to support a centralized configuration for the entire network, versus the local one that previously existed
     o Information Services Department significantly expanded to include network engineers
     o Addition of an installation division, field maintenance teams and client service specialists
     o   Complete tech support unit created to preserve customer relationships
     o Hiring of Information Technology professionals, client service specialists, and technical support managers
     o   Programming staff increased by 200%
     o   Metrics for support of future growth established
     o   R&D capabilities expanded to increase functionality of CENTERLINQ
     o Delivery of next generation of interactive multi-media kiosks ahead of schedule
     o Quality assurance undertook measurement of unique requirements of each mall environment containing CENTERLINQ

     o Built out office and technical workspace; telephony, electrical and anti-static environment needs covered
     o Invested significantly in software development resulting in customization of shopping programs for mall developers
     o Management tools for extracting data from rich CENTERLINQ demographic databases created and packaged
     o Online version of CENTERLINQ developed, tested and released via the World Wide Web

      In December 1999, GenesisIntermedia.com, Inc. announced that CENTERLINQ had reached critical mass. By that time, the systems were installed in 20 shopping malls across the United States;

     o   The Beverly Center, Los Angeles, CA
     o   Galleria at South Bay, Redondo Beach, CA
     o   Galleria at Tyler, Riverside, CA
     o   Antelope Valley Mall, Palmdale, CA
     o   MainPlace, Santa Ana, CA
     o   Stonestown, San Francisco, CA
     o   Sun Valley Shopping Center, Concord, CA
     o   Stoneridge Shopping Center, Pleasanton, CA
     o   Hilltop Mall, Richmond, CA
     o   The Promenade at Temecula, Temecula, CA
     o   Galleria at Sunset, Henderson, NV
     o   Tucson Mall, Tucson, AZ
     o   Great Lakes Crossing, Auburn Hills, MI
     o   Twelve Oaks Mall, Novi, MI
     o   Logan Valley Mall, Altoona, PA
     o   Lycoming Mall, Williamsport, PA
     o   Nittany Mall, State College, PA
     o   Viewmont Mall, Wilkes-Barre, PA
     o   Wyoming Valley Mall, Scranton, PA
     o   Circle Centre, Indianapolis, IN

      Traffic at these malls thus far enable CENTERLINQ to create approximately 22 million impressions on consumers per month. Consequently, while CENTERLINQ continues to be developed under the Company's supervision, it has proven that the GenesisIntermedia.com, Inc. process of business development is an effective model.

      The Company is currently in negotiations with mall developers to install the CENTERLINQ Network in additional malls throughout North America, and with interested parties to expand the CENTERLINQ concept into Europe and Latin America.

      With the CENTERLINQ experience not only proving successful, but teaching the Company how to apply those same development standards and resources to other businesses and technologies in order to achieve an effective roll out of product, the Company's management now views its role as a creator of long-term shareholder value more closely in alignment with its ability to propagate additional Internet-based companies in accordance with its established "incubation" process.

      The Company, therefore, seeks to identify acquisition candidates, whose core competencies include the development of Internet technology (ies), networking solutions, interactive concepts and a variety of other high-growth areas that can be integrated into valuable business-to-business and business-to-consumer companies.

      Even though GenesisIntermedia.com, Inc. is entering emerging markets and has begun to generate revenue from CENTERLINQ, it continues to rely on marketing products for a substantial part of its revenues. The Company expects that revenues from the marketing of products will continue to account for a major percentage of its revenues in the foreseeable future but that while revenues are expected to rise, the overall percentage of revenues that can be attributed to the aforementioned marketing activities will decline as its refined business plan that concentrates on the development of business-to-business and business-to-consumer enterprises that utilize Internet technology continues onward.

      The need for resources that enable companies to effectively compete via the Internet is growing, as direct marketing undergoes a rapid, fundamental change. Interactive marketing has become the most prominent subset of direct marketing, with much more flexibility and control on the consumer end, as he or she has more power to tune out what is being presented. Recognizing this, GenesisIntermedia.com, Inc. offers the capabilities of target advertising to reach specific audiences, taken from the rich sources of demographic data that have been gathered through its traditional and new media segments.

      The Company believes that its assessment of the importance of the Internet as a new source of revenue for growing businesses is substantiated, as recently reflected in a report issued by eMarketer, a comprehensive, objective Internet market research firm recognized worldwide as an authority on business online. According to eMarketer's 1999 eAdvertising Report, Volume II, U.S. web advertising spending will grow from $3.1 billion in 1999 to $4.82 billion in 2000 and to $13.3 billion by 2003.

      Moving forward, GenesisIntermedia.com, Inc. expects to be a significant Internet business and technologies developer, and expects to be on the leading edge of testing and employing web tools for both significantly increased customer fulfillment and revenue generation.

      The Company's marketing segment, historically responsible for a significant revenue stream, has of late been active in selling proprietary products through integrated marketing capabilities, such as the audio and video tapes and companion material products based on the book Men Are From Mars, Women Are From Venus, by John M. Gray, Ph.D., the Money Mastery financial mentoring products, and other new products recently acquired. The Company has also focused on direct response telemarketing, utilizing sophisticated dialing technologies to effectively sell high margin services related to prior product sales.

      In the 1980s and 1990s telemarketing services, infomercials and home shopping networks emerged as additional marketing channels. These channels are also known as direct response marketing, because they enable businesses to deliver a marketing message to targeted consumers and to elicit an immediate consumer response.

      The market for Internet advertising has recently begun to develop is rapidly evolving and is characterized by an increasing number of market entrants. Still, banner-type Internet advertising continues to be dominated by the larger web sites. Non-advertising marketing solutions utilizing the Internet as a base, such as direct sales and on-line shopping, have also only recently been developed.

      GenesisIntermedia.com, Inc.'s strategy for increased penetration of this market, and of the net-based interactive market is through acquisition-based expansion, the development and acquisition of new technological capability and the hiring of additional personnel.

      Growth Opportunities

         The Company believes that its ability to generate increased revenue will depend on, among other factors:

o  the continued development of the Internet as an advertising medium;

o  pricing of marketing and advertising services by other Internet participants;

o its ability to develop new marketing solutions, like the CENTERLINQ kiosks, that use the Internet and that appeal to both its clients and their customers;

o its ability to achieve and demonstrate user demographic characteristics that are attractive to clients;

o  the development and expansion of marketing and advertising sales forces; and

o the establishment and maintenance of desirable marketing and advertising sales agency relationships.

      PRODUCTS AND GROWTH OPPORTUNITIES

      Traditional Products

         The Company began by producing infomercials and performing telemarketing services for its own products and for products owned by others. More recently, it diversified product offerings and marketing channel capabilities through the acquisition of rights to market and distribute new consumer products developed by third parties.

         The Company also intends to further enhance its scope of its mentoring capabilities, which it has traditionally offered either as an adjunct to, or primary service of, some of the proprietary and third party products and services it has offered. With GenesisIntermedia.com, Inc. positioned to capitalize on the explosive growth associated with the need for experienced, innovative web site developers and programmers, as well as the tools, resources and marketing expertise that new and experienced webmasters desire, the Company is forming a bridge between new media and the core competencies it continues to maintain in its more traditional mentoring services. It is applying the mentoring concept to new media development, in essence creating a hybrid between what is traditional and what is evolving. Acting in the capacity of a mentor for new media professionals and amateurs, the Company believes it will benefit from opportunities to cross-sell additional products and services, including advertising products. Furthermore, GenesisIntermedia.com, Inc. anticipates that its mentoring capabilities will help it identify possible acquisition candidates, fueling even additional future profit potential.

      Depending on the availability of capital to acquire media time, the Company intends to continue to increase activity in this media group in 2000.

      CENTERLINQ

      In 1998, the Genesis Intermedia, Inc. subsidiary was formed, and the Company hired approximately 20 persons experienced in multimedia technologies for this subsidiary. To accelerate multimedia technology capabilities, the Company acquired substantially all of the assets of Vision Digital Communications, Inc. and AniMagic Corporation and hired some of their experienced personnel. This division has launched the CENTERLINQ kiosk initiative with the deployment of kiosks in twenty regional malls in the United States as of the end of 1999, as well as the Company's progress into Internet marketing initiatives. The purpose of these initiatives is to target consumers utilizing interactive multimedia technologies and to position GenesisIntermedia.com, Inc. and subsidiaries to deliver multi-disciplinary marketing to clients, and to augment sales for the Company's proprietary products. This technology, and the resulting e-commerce division, has performed services for a number of clients since its formation. Some of the Company's past clients include Hallmark Entertainment, Lexus, Serena Software, and Legacy Interactive.

         All of the services for the clients listed above were performed pursuant to contracts. The CENTERLINQ kiosk program provides the Company with the competitive edge of boasting a capability that provides advertising opportunities for businesses in highly trafficked malls across the United States. The Company has obtained clients for the CENTERLINQ network by developing solid and credible relationships with major mall developers, establishing a sales and marketing department that is experienced in the field of advertising sales, and making substantial investments in collateral material, as well as developing a unified corporate identity and product focus.

      Clients who participate in the CENTERLINQ network agree to advertise, through contract(s), their products or services on the kiosks and accompanying television monitors that are placed in highly trafficked areas of the mall such as the food courts. They agree to pay the advertising fees published in the rate card. They may also participate by including direct access through the interactive kiosks to their website(s) or conducting e-commerce directly through the kiosk. Through CENTERLINQ, the Company has signed contracts with new clients to participate in both the kiosk advertising and the interactive e-commerce capabilities of the interactive kiosks.

        GenesisIntermedia.com, Inc. intends to expand client participation in interactive e-commerce and the CENTERLINQ programs, particularly as CENTERLINQ is rolled out throughout regional shopping malls across the United States and into additional public access areas. Presently, the focus is on marketing efforts with local or regional advertisers, or local representatives of national organizations. The Company intends to seek additional national advertisers and participants in CENTERLINQ once the deployment of the network has sufficient national scope.

      MARKET OPPORTUNITY:

      Continued Emphasis on Targeted Marketing

         The demand for targeted marketing strategies has continued through the development of new marketing channels. The Company believes that many businesses will be unable to ignore the competitive challenge posed by the emerging e-commerce market and, as a result, will demand that their marketing strategies target a generation accustomed to the fast-paced power of the Internet and other interactive technologies, as well as those individuals who continue to rely on conventional media for information and entertainment. Systems that enable a business to deliver customized messages to customers in an interactive format and to instantaneously evaluate the success of their promotional activities address that demand.

         As a creator and implementer of multi-disciplinary marketing, the Company is pro-actively developing and deploying strategies that use the Internet and other interactive platforms, as well as more traditional marketing-based strategy. The Company also benefits from having the ancillary support services necessary to ensure the success of its clients' marketing and distribution efforts.

      Conventional Media

      The Company provides multi-disciplinary marketing for its proprietary products and for those of its clients. These include radio, television and print advertising, business-to-consumer and business-to-business outbound telemarketing services, and inbound telemarketing services, which typically involve responding to customer inquiries and electronic order processing.

      The success of these campaigns depends on the ability to rapidly develop positive customer response to the products and services marketed. Future results in product sales will be dependent upon the Company's ability to rapidly generate positive customer response to products and services. This is particularly the case with directly marketed products. Customer response to direct marketing depends on many variables, including

o    the appeal of the products being marketed,

o    the effectiveness of the marketing medium chosen and the marketing script,

o    the availability of competing products, and

o    the timing and frequency of consumer presence, phone contacts and airtime.

         Radio, Television and Print Advertising. Radio, television and print advertisements convey marketing information to a large number of consumers and position a product within a broad market context. When the client's, or product's, marketing strategy calls for coverage to the public at large, the Company develops and implements marketing that use these forms of traditional media.

         Telemarketing Services. Business-to-consumer and business-to-business outbound telemarketing services involve the use of client-generated, electronically transmitted lists of customers selected to match the demographic profile of the targeted customer for the offered product or service. The Company is a specialist at marketing products at price points that typically range from $100 to $5,000, with an average of approximately $2,000.

         The Company invested in improved computer and telecommunications technology to supplement its telemarketing business and to enable it to expand this segment of the business. This technology assists telemarketers to more accurately identify and contact potential customers, and provides telemarketing sales representatives with more complete on-line guidance and support. The computerized call management systems use predictive dialers to:

o    automatically dial telephone numbers;

o    determine if a live connection is made; and

o present connected calls to a telephone sales representative who has been specifically trained for the particular sales program.

      The Company's ability to train and retain sales personnel is critical to its success because of the need to develop an in-depth knowledge of the complex products typically sold. Because of the complexity of its products, the in-depth knowledge of its telemarketing personnel and its success in retaining those personnel following training the Company believes that such factors serve to differentiate it from many of its competitors. Sales personnel are compensated by salary, commissions and bonuses based on individual performance and overall profitability.

         Inbound telemarketing services typically include:

o    the electronic receipt and processing of all sales information;

o the communication of necessary sales information to a contracted order fulfillment center; and

o    the administration of customer order and service inquiries.

         Infomercial production and teleservices for proprietary products are still performed by the Company. It also performs these services for products owned by other companies, and typically the Company is compensated by retention of total sales revenue for these services. The pricing for inbound teleservices may vary, depending upon several factors, including the time spent, the number of calls received by personnel and sales-based performance fees. The Company also works on a fee-for-service basis.

      Per the Company's normal course of business, it enters into various agreements under which it's obligated to pay royalties on the products it sells. The royalties vary by agreement and are based on percentages of net revenue generally not to exceed 25% or a percentage of the net profits of the venture generally not to exceed 50%.

      Media Placement

      Historically, a segment of GenesisIntermedia.com, Inc. has been engaged in the planning, buying and placement of media through media purchasers and sellers within the Company . The placement of media time is a capital-intensive segment of the Company's business because media time, unavailable on an as-needed basis, must be purchased in advance and stored in inventory. In accordance with the Company's refined business model, it does not view media placement as a cost-effective use of corporate resources moving forward, therefore it plans to phase out this activity in the near future.

      REVENUE STREAMS

o    offerings of proprietary products
o    telemarketing
o    new technologies that include public access network, and CENTERLINQ

      STRATEGY

      Pioneering, Developing Technologies and New Internet Companies

      The mission of GenesisIntermedia.com, Inc. is to develop Internet technologies and Internet companies. The Company intends to position each of its companies under development to become the leader within its respective market niche. Factors that will lead to success, in the Company's estimation, include understanding, developing and applying information technology to the interactive media markets. Backing this up with data access and software tools, as well as the focus on strategic alliances to complement product offerings will provide strong bases of support for new products. The Company seeks to invest in strategic Internet and interactive media while balancing its technology development with an acute understanding of customer needs.

      Thus far, the Company has invested significantly in products and services that seek to capitalize on the growth of the Internet and interactive marketing. The Company intends to continue to do so, and continue to pursue the growth and development of its technologies and services, and to introduce its products commercially. Concurrently, the Company will continue to identify, evaluate and pursue new opportunities that further its mission and complement its investments in Internet-related business, interactive media and innovative technologies.

      An in-house product development and marketing department researches, develops and analyzes products and product ideas. The development of relationships with third parties and the active solicitation of new clients seeking multi-disciplinary marketing opportunities augment the activities of the product development and marketing department. This fuels the Company's objective of creating additional profit centers by seeking out innovative consumer products to market and distribute.

      The Company's marketing operations are dependent on a continuing ability to develop or obtain rights to new products to supplement or replace existing products as they mature through their product life cycles. Historically, most products in the direct marketing industry generate their most significant revenue in their introductory year. Men Are From Mars, Women Are From Venus audio, video and companion materials products were introduced in 1994. While its has experienced continuing revenue from these products, the Company is bringing on additional products to supplant, supplement and eventually replace those that are expected to experience slowdown in their lifecycles.

         Future results of operations will also depend on the ability to spread revenue (sales) stream over a larger number of products in a given period and to more effectively exploit the full revenue potential of each product introduced through all levels of consumer marketing, whether directly or through third parties. The future revenues of the business will depend substantially on the Company's ability to:

o create and maintain an effective, integrated organization that develops, introduces and markets products that address changing consumer needs on a timely basis;

o    establish and maintain effective delivery platforms for products; and

o    develop new and expand established geographic markets.

      The Company believes that the infrastructure investments made in 1998 and the number of new products acquired in 1998 and brought to market in 1999, provide the foundation for a solid, diversified revenue base.

      Growth By Strategic Acquisitions and Alliances

         In accordance with its development business model, GenesisIntermedia.com, Inc. actively identifies acquisition opportunities that will enable it to build a group of high-growth companies engaged in Internet-related business-to-business and business-to-consumer commerce. It is seeking to expand product offerings, core multimedia marketing capabilities, and the geographic scope of its operations. To this end, it intends to acquire well-regarded niche companies or leaders in specific marketing and communications disciplines. The Company will also look at product lines, or companies that have products that can be integrated into product offerings, and successfully market through its marketing channels, for potential acquisition.

      The Company also examines joint venture and strategic alliance candidates. It will focus on acquiring or forming alliances with relatively well-established, revenue producing, e-commerce businesses, or businesses that can be marketed and sold effectively in e-commerce, which will complement existing capabilities. Key personnel who possess technical expertise will be encouraged to remain with the Company on a long-term basis. Thus far, two acquisitions have been made to date, and the Company recently entered into a strategic alliance that gives it an option to acquire new marketing capability targeted to the travel industry.

     Acquisition-oriented growth, as well as non-acquisition growth, will both need to be managed effectively to keep the Company moving in its intended direction. Because internal and external growth are critical elements of its business strategy, the ability to manage that growth effectively will be critical to the success of GenesisIntermedia.com, Inc. In addition to the specific risks associated with acquisition-based growth, the Company is refining systems that control operations, administration, and financial and accounting processes. The potential for increased complication exists since the Company will be integrating diverse product and distribution channel companies, and assets that may or may not have common administrative or other support needs. Unlike companies proving single-industry "roll up" strategies, because of the diverse nature of these potential acquisitions, GenesisIntermedia.com, Inc. is not able to fix a single acquisition model or anticipate precisely what issues it could face in analyzing, closing or assimilating particular acquisitions. Future acquisitions will involve a number of risks, including:

o increased management time devoted to unique or tailored acquisition types and structures;

o    the risks of acquiring undiscovered, undisclosed or undesired liabilities;

o integration difficulties or difficulties in achieving desired economies of scale; and

o diffusion of management or marketing skills across diverse companies or product lines.

      COMPETITION

         GenesisIntermedia.com, Inc.'s investments compete in the technology and service segments of industry. These are comprised of numerous small and large companies, some of which were founded as true Internet companies, some of which migrated to a net-based infrastructure and some of which utilize the Internet in some capacity and are seeking to increase their net- presence. Management believes that the competition in its areas of concentration is highly competitive. Although the Company believes that diverse segments of the Internet market will provide opportunities for one supplier of products and services similar to those of the Company, it is possible that a single supplier may dominate one or more market segments. The

Company believes that principal competition factors in this market are recognition, performance, facility, variety of value-added service functionality and features and level of support.

      Competitors of GenesisIntermedia.com, Inc. would primarily include a wide span of companies and organizations, including Internet software, content providers, technology companies, telecommunication providers and developers, cable companies, equipment suppliers, and quite possibly certain types of e-commerce enterprises.

      The Company believes that it may possibly be affected by competition from licensees of interactive properties and technologies. There can be no assurances that the Company's competition will not develop Internet products and services that are superior to those of the Company, or that achieve greater market acceptance than the Company's. Furthermore, some of the Company's current advertising partners may have at some point or shall in the future establish relationships with certain of the Company's existing and/or future competitors.

      In addition, the Company competes with operators of web sites as well as traditional off-line media, such as print and television for a share of the advertisers' total advertising expenditures. There can be no assurances that the Company will be able to compete sufficiently against its current or future competitors or that competition will not have a material adverse effect on the Company's business, results of operation or financial conditions.

      Due to the market for "new media" being relatively new and subject to rapid technological change, the Company anticipates that overall competition it will face will persist, intensify and increase in the future. There are relatively low barriers to entry into this market. The Company relies heavily on the skill of its personnel and the quality of its client service, and there is no patented technology that would preclude or inhibit competitors from entering the market. The Company's management expects to face additional competition from new entrants into the market in the future. Principal competitive factors include:

o    a company's creative reputation,

o    knowledge of media,

o    financial controls,

o    geographical coverage and diversity,

o    relationships with clients,

o    technological capability, and

o    quality and breadth of services.

         If existing or future competitors develop or offer services that provide significant performance, price, creative or other advantages over those offered by GenesisIntermedia.com, Inc., then the Company anticipates that its business, results of operations and financial condition would be negatively affected.

         Some current and potential competitors have longer operating histories, larger installed customer bases, and longer relationships with clients and significantly greater financial, technical, marketing and public relations resources than the Company does. These competitors could decide at any time to increase their resource commitments to compete directly with the Company in certain markets, such as shopping malls with a kiosk program. In addition, the relatively new market for e-commerce is subject to continuing definition, and, as a result, may better position the Company's competitors to compete in this market as it matures.

      INTELLECTUAL PROPERTY

         The Company's trademarks, trade secrets and similar intellectual property are regarded as critical to its success. Although it currently has no registered copyrights, trademarks or patents covering any of its proprietary technology, the Company currently relies on a combination of common law copyright and trademark laws, trade secret protection, confidentiality and non-disclosure agreements and contractual provisions with employees and with third parties to establish and protect its proprietary rights. For the development of marketing channel capabilities and technologies, the Company intends to rely upon unpatented trade secrets and know-how and on the expertise of its employees. Possibly, these steps may not be adequate.

       GenesisIntermedia.com, Inc. intends to pursue the registration of its copyrights and trademarks based upon anticipated use internationally. It may not be able to secure copyright or trademark registrations for all of its marks in the United States or other countries. The Company filed trademark claims for "Genesis Intermedia" and "Show Super Star Interactive Video Presentation Systems," which is an interactive media presentation software product developed for the entertainment industry.

         Owners of other registered or unregistered copyrights, trademarks or service marks could bring potential copyright or trademark infringement claims. If the Company's technology infringes on the rights of other companies, it may be required to seek licenses from third parties. However, it may not be able to do so on commercially reasonable terms, if at all. In addition, the Company may be subject to litigation to defend against claims of infringement of the rights of others or to determine the scope and validity of the intellectual property rights of others. Likewise, and particularly because of its acquisition and growth strategy, disputes may arise with respect to ownership of technology developed by current GenesisIntermedia.com, Inc. employees who were previously employed by other companies.

         If competitors prepare and file applications in the United States that claim trademarks used or registered by the Company, it may oppose those applications and be required to participate in proceedings before the United States Patent and Trademark Office to determine priority of rights to the trademark, which could result in substantial costs. Similarly, actions could be brought by third parties claiming that the Company's products or technology infringe patents or copyrights owned by others. An adverse outcome could require the Company to license disputed rights from third parties or to cease using a trademark or infringing product or technology. Any litigation regarding proprietary rights could be costly and divert management's attention, result in the loss of some of proprietary rights, require the Company to seek licenses from third parties and prevent it from selling its products and services.

         The Company generally licenses intellectual property from third parties, such as the rights to John M. Gray, Ph.D.'s book Men Are From Mars, Women Are From Venus for creation and marketing of the video and audio products that it directly marketed. The Company had also licensed the rights to produce and market other products, such as Hawaiian Tropic Swimwear. GenesisIntermedia.com, Inc. is dependent upon the protection of these intellectual properties by their licensors and is responsible for protecting them as well. In addition, it is anticipated that the Company will license its content, or a portion thereof, from third parties in the near future. As a result, exposure to copyright infringement actions may increase because the Company must rely upon those third parties for information as to the origin and ownership of the licensed content. The Company intends to obtain representations as to the origin and ownership of licensed content and to indemnification to cover any breach of any representations. However, the representations may not be accurate and the indemnification may not adequately protect the Company.

      REGULATION

         Advertising is regulated by the government, by private organizations, including self-regulatory bodies and trade associations, and by consumer groups.

      The Federal Trade Commission Act

         The Federal Trade Commission may seek cease and desist orders, impose monetary penalties, or pursue other remedies in the event that an advertising company violates this Act's rules or regulations pertaining to false, misleading and unfair advertising. GenesisIntermedia.com, Inc. believes that it is in compliance with the Act and the regulations promulgated under the Act.

      The Federal Telemarketing and Consumer Fraud and Abuse Prevention Act

         A variety of deceptive, unfair or abusive practices in telemarketing sales have been prohibited under this Act. Generally, these rules prohibit misrepresentations of the cost, quantity, terms, restrictions, performance or characteristics of products or services offered by telephone solicitation or of refund, cancellation or exchange policies. The regulations also regulate the use of prize promotions in telemarketing to prevent deception and require that a telemarketer identify promptly and clearly the seller on whose behalf the telemarketer is calling, the purpose of the call, the nature of the goods or services offered and, if applicable, that no purchase or payment is necessary to win a prize. The regulations also require that telemarketers maintain records on various aspects of their business. GenesisIntermedia.com, Inc. believes that it is in compliance with the Act and the regulations promulgated under the Act.

         Violation of the rules and regulations applicable to telemarketing practices may result in injunctions against violative operations, monetary penalties or disgorgement of profits. Violations may also give rise to private actions for damages.

      The Federal Telephone Consumer Protection Act of 1991

         This Act imposes restrictions on unsolicited automated telephone calls to residential telephone subscribers. Under the Act it is unlawful to initiate telephone solicitations to residential telephone subscribers before 8:00 a.m. or after 9:00 p.m., local time at the subscriber's location, or to use automated telephone dialing systems or artificial or prerecorded voices to call specified subscribers. Additionally, the Act requires teleservice firms to develop a written policy which

o clearly delineates the types of calls that the firms are prohibited from making under the Act,

o lists specific individuals or groups of individuals that the firms are prohibited from contacting under the Act, and

o    prohibits its personnel from making the calls.

      The Company's call management system has been modified to eliminate some of its capabilities to help prevent violations of the Act. These modifications prevent personnel from initiating telephone calls during restricted hours or to individuals listed on a "do not call" list. GenesisIntermedia.com, Inc. also educates its personnel on the restrictions and prohibitions of the Act.

      State Regulation

         Most states have enacted statutes similar to the Federal Trade Commission Act prohibiting unfair or deceptive acts and practices. A number of states have enacted legislation and other states are considering enacting legislation to regulate telemarketing. For example, telephone sales in some states are not final until a written contract is delivered to and signed by the buyer, and that contract may often be canceled within three business days. At least one state also prohibits telemarketers from requiring credit card payment, and several other states require some telemarketers to obtain licenses, post bonds or submit sales scripts to the state's attorney general. State regulation has not materially affected the Company's operations as it currently conducts them and it does not presently anticipate that state regulation will materially and adversely affect its operations in the future.

      International Regulation

         Advertising is subject to regulation in countries other than the United States in which the Company may choose to do business. It will need to review any of these regulations before conducting business in any other country.

      Self-Regulatory Bodies, Trade Associations and Consumer Groups

      Self-regulatory activities have become significant in the advertising business. The Council of Better Business Bureaus has created the National Advertising Division and the National Advertising Review Board. These are private organizations that review and process allegations that a company has violated state or federal rules or regulations pertaining to advertising. Additionally,

o the national television networks and various other media have adopted extensive regulations for advertising that is acceptable for broadcast or publication,

o trade associations in some industries publish advertising guidelines for their members, and

o various consumer groups have been and continue to be powerful advocates of increased regulation of advertising.

      Industry Regulation

         Some industries served by the Company are also subject to government regulation. GenesisIntermedia.com, Inc. employees who complete the sale of insurance products are required, for example, to be licensed by various state insurance commissions and to participate in regular continuing education programs. GenesisIntermedia.com, Inc. provides this continuing education to its employees and believes that it has, in all material respects, complied with this and other relevant industry regulations. The Company may also be subject to regulation by the Commodity Futures Trading Commission, which regulates commodities trading. The Commission has initiated an investigation that may affect the infomercial titled Success and You based on Jake Bernstein's Trade Your Way To Riches product. See Item 3. Legal proceedings below.

      The Communication Decency Act of 1996

         The Communications Decency Act of 1996 was enacted in 1996. Although those sections of this Act that, among other things, proposed to impose criminal penalties on anyone distributing "indecent" material to minors over the Internet were held to be unconstitutional by the U.S. Supreme Court, similar laws may be proposed and adopted. Although GenesisIntermedia.com, Inc. does not currently distribute the types of materials that this Act may have deemed illegal, the nature of this legislation and the manner in which it may be interpreted and enforced cannot be fully determined, and legislation similar to the Communications Decency Act could subject it to potential liability, which in turn could have an adverse effect on its business. These types of laws could also damage the growth of the Internet generally and decrease the demand for the Company's products and services.

      Regulatory Compliance

          GenesisIntermedia.com, Inc. has developed internal review procedures to help ensure that its work product is accurate and fairly discloses the nature of the products marketed and sold by the Company. GenesisIntermedia.com, Inc. believes it is in compliance with federal, state and local laws and regulations pertaining to advertising and the pre-clearance procedures of the broadcast media.

      FACTORS THAT MAY AFFECT FUTURE RESULTS

      Recent expansion into new interactive multimedia markets has not yet generated significant revenue.

         In 1998, the Company expanded its media offerings to include interactive multimedia technologies, including the Internet, and interactive kiosks through the CENTERLINQ network to businesses seeking to conduct electronic commerce. The expansion included the formation of Genesis Intermedia, Inc. subsidiary. However, revenue generated by this subsidiary has not been significant. It is also expected that the Company will continue to invest in the building of its infrastructure, and expansion, thus probably experiencing losses in these areas in the year 2000.

      High dependence on the Chief Executive Officer to execute the business plan

      The Company's ability to maintain its competitive position is dependent on the services of its senior management, in particular the chief executive officer, Ramy El-Batrawi. Mr. El-Batrawi has been principally responsible for developing the corporate vision and leading the product and personnel growth to date. Although the Company has a $4 million key-man life insurance policy covering Mr. El-Batrawi, and it is developing a strong management team around him, the loss of Mr. El-Batrawi would be extremely damaging to GenesisIntermedia.com, Inc. at its early stage of growth.

      Dependence on a small number of clients and products

         A relatively small number of clients and products have historically contributed significantly to the Company's revenues. If there is a significant reduction in product sales or in a large client's marketing expenditures or the loss of one or more of its largest products or clients, and this is not replaced by new products or client accounts or an increase in business from existing products or clients, then it will have a significant adverse impact on the Company. However, because it intends to continue to rely on broad-or multi-market products like the Men From Mars, it is possible that the dependence on revenues from a limited number of products will continue in the future. If the Company does not diversify its product line and client base, it may put itself in a position of risk that the loss or under-performance of a single product or client may materially affect it.

         Related party transaction has historically generated a substantial portion of its revenue

         Selling media time to Trade Your Way To Riches, Inc., a corporation owned by the Company's majority stockholder, represented none of its revenue in 1996, approximately 41% in 1997 and approximately 25% in 1998. In addition, in 1997 and 1998, revenue from Trade represented approximately 90% and 78% of the Company's revenue from telemarketing for products owned by its clients. Although total revenue related to Trade in 1999 had declined to less than 1% of total revenue, and the Company anticipates that Trade-related revenue will continue to represent less than 1% of future revenue, it has only since October 1998 begun to sell media time to a significant number of new clients. In addition, the Company has recently begun marketing the new products it acquired in the late 1998. Any inability to continue media sales to third parties or failure of the Company's new products could significantly and adversely affect it.

      Quarterly results can fluctuate

      The Company's management believes that its business structure of offering multi-disciplinary marketing for its own and third parties' disparate products and services is unique. It believes the uniqueness of this structure, as well as the inherent uncertainty of forecasting product sales generally will make quarterly forecasts difficult and quarterly results will fluctuate. These quarterly fluctuations and resulting deviations from forecast results may cause volatility in the price for the common stock that may not reflect long-term results or prospects. The Company expects these fluctuations to be exaggerated as it executes its acquisition strategy, which will involve direct expenses, as well as new product development and marketing expenses. The magnitude and timing of these expenses will vary. Integration of disparate products, services and distribution channels that are developed internally, acquired or contracted with third parties to market, will also contribute to the unpredictability of quarterly results.

      Acceptance of marketing channels and technologies are key to the Company's ability to compete

         The Company is developing multi-disciplinary marketing that it believes will be competitive. This development includes choices about the right marketing channel--such as CENTERLINQ and its versatile kiosk system for deployment in regional shopping malls and other public access areas--and the right technology to exploit that channel--the Internet and the interface of the kiosks.
A number of factors related to those choices may adversely affect competitiveness, including:

o    rapid technological changes that make these or future offerings obsolete;

o changes in, or mistakes in gauging user and client requirements and preferences; and

o frequent new product and service introductions by others or evolving industry standards and practices in emerging markets that may promote adoption of technologies other than those chosen by the Company.

      Oral agreements are terminable at will

         The Company frequently markets products on the basis of oral agreements that may be terminated by either party at any time, and there is no written contracts relating to the sale of media time to clients. Because of those terminable arrangements, any of the Company's clients may discontinue utilizing its services at any time in the future.

      A Pending CFTC Investigation May Involve Additional Expense, Management Diversion or Limits On Its Business

         The Company may also be subject to regulation by the Commodity Futures Trading Commission, which regulates commodities trading. On November 14, 1997, the CFTC issued an order authorizing the issuance of subpoenas and depositions in a private investigation involving Jake Bernstein and MBH Commodity Advisors. Although the order does not reference GenesisIntermedia.com, Inc., its employees or affiliates, the CFTC has nonetheless requested that the Company provide various documents arising from its involvement in the production and marketing of an infomercial titled Success and You which promotes and markets a video series titled Trade Your Way To Riches. The infomercial Success and You involves the marketing of videos that provide instruction regarding trading strategies. The CFTC has contended that, by virtue of the Company's activities in producing and marketing the video, there may be a requirement to be registered in some capacity with the CFTC. In the event that the CFTC brings an enforcement action against the Company by virtue of its failure to register, or against Trade Your Way To Riches, Inc., with whom the Company had done significant business in the past, and which is owned by the Company's majority stockholder, any adverse determination or settlement could adversely affect the Company. The range of possible sanctions available to the CFTC in enforcement actions generally include a simple request to become registered, a cease and desist order-- which may, if successfully applied to the Company or Trade, terminate sales of some Trade Your Way To Riches products or services--and a possible order of disgorgement of profits--which could, again if applied to the Company, result in substantial payments by the Company. The CFTC may still bring an enforcement action against the Company or it may seek to settle the matter. Based on analysis of all of the facts and legal advice from the Company's regulatory counsel, the Company believes that the CFTC proceeding can be settled on terms that will not materially adversely affect it, or that, if not settled, the final resolution will not have a material adverse effect on it.

     Future Expansion is Dependent on Raising Additional Capital.

     The Company is currently negotiating with certain lenders to obtain additional financing for the expansion of CENTERLINQ. If the negotiations do not materalize and the Company is unable to obtain additional financing, the future expansion of CENTERLINQ will be slowed significantly and will adversely affect the Company.

     The Company is also seeking additional financing to expand it's existing business to purchase new products and purchase media time to advertise for these products. If the company is unable to obtain this financing it's ability to purchase media time to advertise it's products will be significantly limited.

EMPLOYEES

     As of March 30, 2000, the Company had 240 full-time employees. None of these employees are covered by collective bargaining agreements and management believes that its relations with its employees are good.

ITEM 2. DESCRIPTION OF PROPERTY

    Prior to September 1999, we owned an office building at 13063 Ventura Boulevard, Studio City, California 91604-2238. The building consists of 6,300 square feet and is entirely occupied by us. In July 1999 to house our expanding business, we purchased an 80,000 square foot building at 5805 Sepulveda Boulevard, Van Nuys, California 91411 and sold our previous corporate office in Studio City, California. The new office building gives us room to expand as we continue to increase our workforce. We occupy approximately 60% of the new building and sublease the remaining 40% under lease arrangements ranging from one to four years. Most of our administrative, telemarketing and media time operations are conducted at our office building in Van Nuys, California. We lease production facilities for the production of direct marketing programming on an as-needed basis from third parties on commercially available terms. We also operate a call center in St. George, Utah, in approximately 2,000 square feet of space under a lease ending May 31, 2001. The lease provides for monthly rental payments of $6,720.

ITEM 3. LEGAL PROCEEDINGS

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

We have been subject to claims of intellectual property infringement and may increasingly be subject to these types of claims as the number of products and services and competitors in our markets grows and the functionality of products and services in other industry segments overlaps. Although we do not believe that any of our products ans services infringes upon the proprietary rights of third parties, there can be no assurance that third parties will not claim infringement by us with respect to current or future products or services. In addition, we periodically acquire intellectual property from third parties, including in connection with our acquisitions. In some instances this intellectual property is prepared on a work-for-hire or similar basis, in some instances we license the intellectual property and in others we acquire it. We may in the future be party to disputes about ownership, license scope and royalty or fee terms with respect to some of this intellectual property. Any claims, with or without merit, could be time-consuming, result in costly litigation, cause product or service delays or require us to enter into royalty or licensing agreements, any of which could have an adverse effect upon us. We may also initiate claims or litigation against third parties for infringement of our proprietary rights or to establish the validity of our proprietary rights, which could result in significant expense to us and divert the efforts of our technical and management personnel from productive tasks, whether or not the litigation were determined in our favor.

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

ITEM 4. SUBMISSION OR MATTERS TO A VOTE OF SECURITY HOLDERS

         Not Applicable

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock commenced trading on the Nasdaq National Market under the symbol "GENI" on June 14, 1999. The following table sets forth, for the periods indicated, the high and low closing sales prices per share of Common Stock on the Nasdaq National Market.

                                                     HIGH              LOW
                                                  ------------     ------------

     For the quarter ended March 31, 2000           $28.00            $5.63
     For the quarter ended December 31, 1999        $ 7.81            $4.00
     For the quarter ended September 30, 1999       $ 8.81            $4.50
     June 14, 1999 to June 30, 1999                 $ 8.56            $5.75


RECORD HOLDERS

     The last reported sale price of the Common Stock on the Nasdaq National Market on March 31, 2000 was $18.20. As of March 31, 2000, there were approximately 2700 stockholders of record of the Company's Common Stock.

DIVIDENDS

     The Company has never declared or paid any cash dividends on its Common Stock. The Company currently intends to retain all available funds for use in its business and therefore does not anticipate paying any cash dividends in the foreseeable future. Any future determination relating to dividend policy will be made in the discretion of the Board of Directors of the Company and will depend on a number of factors, including the future earnings, capital requirements, financial condition and future prospects of the Company and such other factors as the Board of Directors may deem relevant.

ITEM 6.  MANAGEMENT'S DISCUSSIONS AND ANALYSIS OR PLAN OF OPERATIONS

GENERAL

         The following discussion and analysis should be read in conjunction with the Company's consolidated financial statements and related footnotes for the year ended December 31, 1999 included in this Annual Report on Form 10-KSB. The discussion of results, causes and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future.

OVERVIEW

      GenesisIntermedia.com, Inc. uses its core competencies to develop Internet technologies and Internet companies. It owns distinct marketing channels, and through CENTERLINQ, is a leading provider of public Internet access portals in shopping malls. The Company has been building an infrastructure to build, develop and nurture new Internet technology companies and businesses. The company markets products and services, which it develops, licenses exclusively or distributes for third parties, utilizing network and cable television, radio, newspapers, magazines, the Internet and the company's CENTERLINQ network. As it has done with CENTERLINQ, the Company leverages its strength in operations, marketing and the deployment of traditional and new media to advance new and innovative technologies within strategically identified market segments.

      Historically, the Company's operations have consisted of the marketing, advertising and sales of its own products and those of its clients utilizing traditional marketing channels. While it continues to utilize conventional media to fulfill its marketing needs and those of its clients, the Company's focus more recently has been on investing in and bringing to market innovative technology-based concepts that center around use of the Internet.

     CENTERLINQ is an Internet-based interactive network consisting of public access kiosks, located exclusively in shopping malls currently but adaptable to a wide range of venues. CENTERLINQ is also accessible through the Internet at www.CENTERLINQ.com. Advertising displayed on large screen monitors on and adjacent to the public access kiosks enhances network usage and revenues.

     The Company invested heavily to support the operational needs of CENTERLINQ and to attain a leadership position as a network of public Internet portals. Investments in CENTERLINQ included those made in network architecture, expansion of Information Services, installation, field maintenance and client service personnel, programming and Information Technology professionals, research and development, quality assurance, and the build out of physical space and infrastructure to support the operations.

      These investments enabled the Company to announce in December 1999 that CENTERLINQ had reached critical mass. The systems were installed in 20 shopping malls across the United States including those in California, Nevada, Arizona, Michigan, Pennsylvania and Indiana. Traffic at these malls thus far enable CENTERLINQ to create approximately 22 million impressions on consumers per month. The Company foresees CENTERLINQ network expansion in additional malls throughout North America, and is discussing expansion into Europe and Latin America.

      With the CENTERLINQ experience not only proving successful, but teaching the Company how to apply those same development standards and resources to other businesses and technologies in order to achieve an effective rollout of product, the Company's management now views its role as a creator of long-term shareholder value more closely in alignment with its ability to propagate additional Internet-based companies in accordance with its established "incubation" process.

      The Company, therefore, seeks to identify acquisition candidates whose core competencies include the development of Internet technology, networking solutions, interactive concepts and a variety of other high-growth areas that can be integrated into valuable business-to-business and business-to-consumer companies. GenesisIntermedia.com, Inc. intends to expand client participation in interactive e-commerce and the CENTERLINQ programs, particularly as CENTERLINQ is rolled out throughout regional shopping malls across the United States and into additional public access areas. Presently, the focus is on marketing efforts with local or regional advertisers, or local representatives of national organizations. The Company intends to seek additional national advertisers and participants in CENTERLINQ once the deployment of the network has sufficient national scope.

      Even though GenesisIntermedia.com, Inc. is entering emerging markets and has begun to generate revenue from CENTERLINQ, it continues to rely on marketing products for a substantial part of its revenues. Proprietary products sold by the Company through integrated marketing capabilities include audio and video tapes and companion material products based on the book Men Are From Mars, Women Are From Venus, by John M. Gray, Ph.D., the Money Mastery financial mentoring products, and other new products recently acquired. The Company expects that revenues from the marketing of products will continue to account for a major percentage of its revenues in the foreseeable future but that while revenues are expected to rise, the overall percentage of revenues that can be attributed to the aforementioned marketing activities will decline as its refined business plan that concentrates on the development of business-to-business and business-to-consumer enterprises that utilize Internet technology continues onward.

RESULTS OF OPERATIONS

Year Ended December 31, 1999 vs. Year Ended December 31, 1998


                                                  YEAR
                                                  ENDED              YEAR             PERCENTAGE OF NET
                                                DECEMBER             ENDED                 REVENUE
                                                   31,            DECEMBER 31,    --------------------------
                                                  1999                1998           1999          1998
                                             ----------------   ----------------- ------------  ------------
                                              (in thousands)      (in thousands)
Net Revenue
  Media sales - affiliate                       $       -           $   3,703       0.0%           24.8%
  Media sales                                       5,793               1,220      18.3%            8.2%
  Product sales                                    23,621               6,326      74.6%           42.4%
  Commissions & royalties - affiliate                   -               1,789       0.0%           12.0%
  Commissions & royalties                           1,915               1,855       6.0%           12.5%
  Other                                               342                  13       1.1%            0.1%
                                          ----------------   ----------------- ------------  ------------
Total net revenue                                  31,671              14,906     100.0%          100.0%
Operating expenses
  Media purchases                                   4,849               4,198      15.3%           28.1%
  Direct costs                                      3,421                 937      10.8%            6.3%
  Selling, general and administrative              31,202               8,179      98.5%           54.9%
                                          ----------------   ----------------- ------------  ------------
Total operating expenses                           39,472              13,314     124.6%           89.3%
                                          ----------------   ----------------- ------------  ------------
Income (loss) from operations                      (7,801)              1,592     (24.6%)          10.7%
(Gain) on sale of assets                             (282)                  -      (0.9%)           0.0%
Interest expense                                      670                 135       0.3%            0.9%
Financing costs                                       108                   -       2.1%            0.0%
                                          ----------------   ----------------- ------------  ------------
Income (loss) before income taxes                  (8,297)              1,457     (26.2%)           9.8%
Provision (benefit) for income taxes                    -                  30       0.0%            0.2%
                                          ================   ================= ============  ============
Net income (loss)                              $   (8,297)          $   1,427     (26.2%)           9.6%
                                          ================   ================= ============  ============

Revenue for the year ended December 31, 1999 increased by $16,765,000 or 112.5% from $14,906,000 for the year ended December 31, 1998 to $31,671,000 for the same period in 1999. The, increase in revenue was due to the following:

o Product sales increased $17,295,000 or 273.4% principally as a result of the Company's success in selling its new products and programs;

o Media sales to unrelated third parties increased from $1,220,000 in 1998 to $5,793,000 in 1999 due to the Company hiring personnel with media buying experience and contacts in the industry. The Company has been able to retain several large customers who began purchasing media time in the latter part of 1998 and have increased their media buys during 1999;

o Media sales to a company owed by the Company's majority stockholder decreased from $3,703,000 for the year ended December 31, 1998 to $0 for the same period in 1999. The Company has discontinued selling media to this affiliate; and

o Commissions and royalties--affiliate decreased from $1,789,000, for the year ended December 31, 1998 to $0 for the same period in 1999. These commissions are amounts received from the sale of mentoring programs for the Trade Your Way To Riches products during the year ended December 31, 1998. There were no Trade-related sales for the same period in 1999. During the fourth quarter of 1998 the Company discontinued selling the mentoring programs for Trade Your Way To Riches, Inc.

Media purchases for the year ended December 31, 1999 increased by $651,000 or 15.5% from $4,198,000 for the year ended December 31, 1998 to $4,849,000 for the same period in 1999. The increase was due to more media time sold in 1999. Media purchases as a percentage of media sales decreased from 85.3% for the year ended December 31, 1998 to 83.7% for the same period in 1999. The increase is in the profit margin is due to the Company selling to unrelated third parties at higher margins.

Direct costs for the year ended December 31, 1999 increased by $2,484,000 or 265.1% from $937,000 for the year ended December 31, 1998 to $3,421,000 for the same period in 1999. The increase was due to significant increased product sales during 1999, principally the sale of the Company's new products and programs. Direct costs as a percentage of product sales decreased from 14.8% for the year ended December 31, 1998 to 14.5% for the same period in 1999. The decrease is due to lower product costs associated with the Company's new products and programs when compared to the products sold by the Company during 1999.

Selling, general and administrative expenses for the year ended December 31, 1999 increased by $23,023,000 or 281.5% from $8,179,000 for the year ended December 31, 1998 to $31,202,000 for the same period in 1999. The increase was due principally to an increase in payroll and related benefits of $4,591,000 and an increase in selling related expenses of $8,270,000. Selling related expenses include the cost of acquiring customer names, purchasing media time for airing of infomercials, royalties and telemarketing costs. The Company expensed $9,867,000 in media airtime during 1999. As a result of expanding operations through the creation of Genesis Intermedia, the Company's general and administrative costs have increased. Most of the expenses incurred by Genesis Intermedia to develop its Centerlinq Network are classified as general and administrative expenses. The Company took steps to significantly expand its Centerlinq Network of kiosks in shopping malls during the latter part of 1999. By the end of 1999, the Company had installed its kiosks in 20 shopping malls.

During the third quarter of 1999, the Company sold its corporate office building in Studio City, California that resulted in a gain on sale of $282,000. In July 1999, the Company purchased a new corporate office building in Van Nuys, California.

Interest expense for the year ended December 31, 1999 increased by $535,000 or 396.3% from $135,000 for the year ended December 31, 1998 to $670,000 for the same period in 1999. The increase in interest expense was due to the issuance of a note payable secured by the Company's new corporate office building in Van Nuys, California, an increase in the Company's line of credit, and notes payable and capitalized lease obligations assumed as a result of the purchase of Vision Digital assets and as part of the expansion of Centerlinq.

Financing costs for the year ended December 31, 1999 increased by $108,000 from $0 for the year ended December 31, 1998 to $108,000 for the same period in 1999. The increase is due to the amortization of commissions and other expenses paid in connection with three notes payable the Company issued in May of 1999.

Income taxes for the year ended December 31, 1999 decreased by $30,000 from $30,000 for the year ended December 31, 1998 to $0 for the same period in 1999. Due to the loss incurred in 1999, the current income tax expense recognized during the first six months of 1999 was reduced to $0. Prior to January 1, 1999 the Company was taxed as an S corporation.

Net income for the year ended December 31, 1999 decreased by $9,724,000 or 681.4% from net income of $1,427,000 for the year ended December 31, 1998 to a net loss of $8,297,000 for the same period in 1999. The decrease is principally due to significantly higher sales offset by higher selling, general and administrative expenses incurred to promote the Company's new products and programs and to expand its Centerlinq Network of kiosks.

LIQUIDITY AND CAPITAL RESOURCES


We financed our operations initially from cash generated from operations. More recently, we have financed our operations through the sale of common and preferred stock in private placement offerings, sale of common stock in our initial public offering, a long-term mortgage and a line of credit. In July 1997, we purchased an office building in Studio City, California with cash and a Small Business Administration loan in the amount of $583,000. This loan was being repaid with monthly payments of $5,823 over 25 years. In December 1997, we sold 116,504 (29,126 of which were surrendered on November 1, 1998) shares of common stock to Dr. Gray for $900,000. In January 1998 and April 1998, we obtained two short-term loans from an unrelated third party for $300,000 and $200,000, respectively. These loans bear interest at the rate of 8% per annum and were repaid during the first quarter of 1999. In addition, in June 1997, we obtained a $750,000 line of credit (increased to $1,500,000 during the third quarter of 1999) from a major financial institution that is collateralized by substantially all of our assets, except our office building, and the loan is guaranteed by our majority stockholder. In August 1998, we obtained a working capital loan in the amount of $300,000 collateralized by a second trust deed on our land and office building. In January and April 1999, we sold a total of 250,000 shares of common stock and warrants to purchase an additional 250,000 shares of common stock in a private placement at $7 per share for an aggregate of $1,750,000, with underwriting commissions and expenses of $201,250 and in April 1999 we sold 142,858 shares of convertible preferred stock and warrants to purchase 142,858 shares of common stock in a private placement at $7 per share for an aggregate of $1,000,000 with underwriting commissions and expenses of $115,000. In May 1999, we issued three notes payable in a private placement for aggregate proceeds of $550,000 net of commissions and expenses of $108,000. In connection with these three notes payable agreements, we also issued warrants to purchase 78,571 shares of common stock. In June 1999 we sold 2,000,000 shares of common stock in its initial public offering at $8.50 per share for an aggregate of $17,000,000 with underwriting commissions and expenses of $1,870,000 and offering expenses of $2,722,803. In July, we purchased an office building in Van Nuys, California for $11,100,000 for which we issued a note payable in the amount of $7,856,250. We also sold our old office building in Studio City, California in September 1999 and repaid the original mortgage note in the amount of $583,000 and the $300,000 working capital loan that were secured by the building. During November 1999, the Company secured a $5 million debenture of which $1,463,403 was drawn down in 1999. The Company will take a charge to earnings for the beneficial conversion feature and for the exercise price of the warrants being below the fair market value of the grant dates. The Company will also take a charge to earnings for the 15,000 common shares issued. During the first quarter of 1999, the Company had drawn down the remainder of the debenture. In February, the Company issued a convertible debenture in the amount of $1 million along with a warrant to purchase 15,000 shares of the Company's common stock at an exercise price of $6.00 and the issuance of 15,000 shares of the Company's common stock. The debenture is convertible into common stock at $5.00 per share. In connection with this debenture the Company issued warrants to purchase 750,000 shares of common stock with an exercise price of $7.00.

During the second quarter of 1999, and in connection with the termination of our business relationship with Trade Your Way To Riches, Inc. ("TYWR"), a company wholly owned by our majority stockholder, we exercised our option to purchase the customer lists of TYWR, which option TYWR had granted to us prior to our initial public offering. The purchase price of $3,821,134 for the customer lists was approximately the fair market value, based on the projected revenues from sales from the lists' use. The purchase price was paid through the exchange of advances made by the Company to TYWR of $3,821,134, of which $2,270,330 of these advances were made in 1999, for the customer lists. Under the terms of the transaction, if the gross profit from use of the list during the first 18 months does not meet or exceed the purchase price, then TYWR must refund to us the difference between actual gross profit during such period and the purchase price. We had the right to use the customer list during the second quarter of 1999 in consideration of the customary 25% commission for customer list use. Under the terms of the option, we did not have to pay this commission if we exercised the option to purchase prior to September 30, 1999. During the year ended December 31, 1999 we generated sales from these customer lists which resulted in gross profits of $2,645,459. In 2000, the gross profit generated from sales from these customer lists exceeded the purchase price. None of the proceeds of our initial public offering were used to fund this purchase. The foregoing transaction was approved by our audit committee.

In June 1999, we acquired all of the assets comprising Global Leisure Travel, Inc.'s ("Global") computerized Contour System travel-package marketing system for $2,500,000. Global's majority stockholder is a company that is wholly owned by Mr. El-Batrawi. In December 1999, we sold the Contour System back to Global by transferring the asset and certain notes payable in the amount of $3,000,000 to Global. There was no gain or loss on this transaction as our basis in the Contour System had increased by approximately $500,000 from additional development costs we paid.

During the year ended December 31, 1999, we spent $15,943,742, on capital expenditures including $11,865,935 on our new office building and building improvements and used $5,274,022 in operations. In addition to capital expenditures, we spent a significant amount of capital on the purchase of media for our own use and for resale to others. The purchase of media time is capital intensive because media time, unavailable on an as-needed basis, must be purchased in advance. During 1999, we significantly increased the amount of media purchased for our new products and programs. In 1999 we incurred $9,866,824 in media airtime.

We expect to spend additional capital to expand our product lines, expand our telemarketing division, and make strategic acquisitions. We anticipate spending $15 - 20 million over the next 18 months to develop and deploy interactive multimedia kiosks in regional shopping malls across the United States and in other entertainment centers.

We believe that our current cash and cash equivalents on hand, together with existing credit facilities and the cash flow expected to be generated from operations, will be adequate to satisfy our current and planned operations through the middle of 2001. However, we are currently seeking to acquire a bank credit line or similar credit facility and seeking to refinance our mortgage on our new office building to help finance future operations and acquisitions. We are currently negotiating with certain lenders to obtain additional financing to expand CENTERLINQ. If we are not successful, our ability to expand CENTERLINQ will be adversely affected. The Company is also seeking additional financing to expand its existing business to purchase new products and purchase media time to advertise for those products. If the Company is unable to obtain this financing its ability to purchase media time to advertise its products will be significantly limited.

IMPACT OF YEAR 2000

The Company instituted a comprehensive program to address potential Year 2000 impacts and as a result, critical systems and infrastructure operated smoothly through the arrival of Year 2000 and leap year boundaries. Additionally, the Company experienced no Year 2000 related disruptions in the products and services provided by its significant suppliers or other third-party business relationships. Many of the improvements made in preparation for the Year 2000 are expected to provide the Company with long-term benefits.

FORWARD LOOKING STATEMENTS

This report contains certain forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Stockholders are cautioned that all forward-looking statements involve risks and uncertainty, including without limitation, the ability of us to install new kiosks, general market conditions, competition and pricing. Although we believe the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements contained in the report will prove to be accurate.

ITEM 7. FINANCIAL STATEMENTS

                  GENESISINTERMEDIA.COM, INC. AND SUBSIDIARIES
                                      INDEX
--------------------------------------------------------------------------------

                                                                        Page

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                       28

FINANCIAL STATEMENTS

     Consolidated Balance Sheet as of December 31, 1999                29-30

     Consolidated Statements of Operations for the Two Years
        Ended December 31, 1999                                          31

     Consolidated Statements of Stockholders' Equity for the Two
        Years Ended December 31, 1999                                    32

     Consolidated Statements of Cash Flows for the Two Years
        Ended December 31, 1999                                        33-34

     Notes to Consolidated Financial Statements                        35-54

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Stockholders
GenesisIntermedia.com, Inc.

We have audited the accompanying consolidated balance sheet of GenesisIntermedia.com, Inc. and subsidiaries as of December 31, 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of GenesisIntermedia.com, Inc. and subsidiaries as of December 31, 1999, and the consolidated results of their operations and their consolidated cash flows for each of the two years in the period ended December 31, 1999 in conformity with generally accepted accounting principles.

/s/ SINGER LEWAK GREENBAUM & GOLDSTEIN LLP

Los Angeles, California
April 7, 2000

                  GENESISINTERMEDIA.COM, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 1999
--------------------------------------------------------------------------------

                                     ASSETS
                                                                       1999
                                                                    ----------
CURRENT ASSETS
     Cash and cash equivalents                                      $   589,745
     Accounts receivable - trade, net of allowance for doubtful
         accounts of $10,000                                          1,176,853
     Inventory                                                          888,546
     Prepaid advertising                                              2,499,400
     Advances receivable                                              1,190,532
     Deposits and other prepaid assets                                2,719,355
                                                                    -----------
              Total current assets                                    9,064,431

PROPERTY AND EQUIPMENT, net                                          16,694,510
CUSTOMER LISTS, net                                                   2,865,851
GOODWILL, net                                                           429,063
OTHER ASSETS                                                            805,094
                                                                    -----------
                  TOTAL ASSETS                                      $29,858,949
                                                                    ===========


   The accompanying notes are an integral part of these financial statements.

                  GENESISINTERMEDIA.COM, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 1999
--------------------------------------------------------------------------------

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                    1999
                                                                 ----------
CURRENT LIABILITIES
     Current portion of notes payable                            $   582,805
     Current portion of capital lease obligations                     77,158
     Line of credit                                                1,505,406
     Accounts payable                                              6,475,317
     Accrued payroll taxes                                         1,313,913
     Other accrued liabilities                                       899,608
     Income taxes payable                                             65,000
                                                                 -----------
         Total current liabilities                                10,919,207

NOTES PAYABLE, net of current portion                              9,435,699
CAPITAL LEASE OBLIGATIONS, net of current portion                    281,329
                                                                 -----------
              Total liabilities                                   20,636,235
                                                                 -----------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
     Convertible preferred stock, $0.001 par value
         5,000,000 shares authorized
         142,858 shares issued and outstanding                           143
     Common stock, $0.001 par value
         25,000,000 shares authorized
         5,310,000 shares issued and outstanding                       5,310
     Additional paid-in capital                                   17,591,041
     Common stock committed                                           28,440
     Accumulated deficit                                          (8,296,550)
     Treasury stock                                                 (105,670)
                                                                 -----------
              Total stockholders' equity                           9,222,714
                                                                 -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $29,858,949
                                                                 ===========

   The accompanying notes are an integral part of these financial statements.

                  GENESISINTERMEDIA.COM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 1999, AND 1998
--------------------------------------------------------------------------------

                                                       1999           1998
                                                  -------------  --------------
NET REVENUE
   Media sales - affiliate                         $         -      $ 3,702,731
   Media sales                                       5,793,282        1,219,977
   Product sales                                    23,621,061        6,325,887
   Commissions and royalties - affiliate                     -        1,789,415
   Commissions and royalties                         1,915,392        1,854,450
   Rental income and other                             341,528           13,264
                                                   -----------      -----------
     Total net revenue                              31,671,263       14,905,724
                                                   -----------      -----------
OPERATING COSTS AND EXPENSES
   Media purchases                                   4,849,008        4,198,159
   Direct costs                                      3,420,833          936,567
   Selling, general, and administrative expenses    31,202,137        8,179,150
                                                   -----------      -----------
     Total operating costs and expenses             39,471,978       13,313,876
                                                   -----------      -----------
INCOME (LOSS) FROM OPERATIONS                       (7,800,715)       1,591,848

OTHER (INCOME) EXPENSES
   Gain on sale of asset                              (282,491)               -
   Interest expense                                    670,120          135,135
   Financing costs                                     108,206                -
                                                   -----------      -----------
INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES     (8,296,550)       1,456,713

PROVISION FOR INCOME TAXES                                   -           30,000
                                                   -----------      -----------
NET INCOME (LOSS)                                  $(8,296,550)     $ 1,426,713
                                                   ===========      ===========
BASIC EARNINGS (LOSS) PER COMMON SHARE             $     (1.89)     $      0.35
                                                   ===========      ===========
DILUTED EARNINGS (LOSS) PER COMMON SHARE           $     (1.89)     $      0.35
                                                   ===========      ===========
WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING           4,383,464        4,082,746
                                                   ===========      ===========

   The accompanying notes are an integral part of these financial statements.

                  GENESISINTERMEDIA.COM, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998
--------------------------------------------------------------------------------

                                         Preferred Stock   Common Stock   Additional  Common
                                         ---------------  --------------   Paid-in    Stock     Retained     Treasury
                                         Shares  Amount   Shares  Amount   Capital   Committed  Earnings      Stock       Total
                                         ------  ------   ------  ------  ---------- ---------  --------     --------  ------------
BALANCE, DECEMBER 31, 1997                    -  $  -   4,000,000 $ 4,000 $   920,582  $     - $2,694,252    $      -   $ 3,618,834
DISTRIBUTION TO STOCKHOLDER                                                                      (955,000)                 (955,000)
SURRENDER OF SHARES OF COMMON STOCK                    (1,000,000) (1,000)      1,000                                             -
ISSUANCE OF COMMON STOCK FOR ACQUISITION                   60,000      60     599,940                                       600,000
NET INCOME                                                                                      1,426,713                 1,426,713
                                         ------  ----  ---------- -------  ----------  ------- ----------    --------   -----------
BALANCE, DECEMBER 31, 1998                    -     -   3,060,000   3,060   1,521,522        -  3,165,965           -     4,690,547
TRANSFER OF S CORPORATION EARNINGS                                          1,165,965          (1,165,965)                        -
DISTRIBUTION TO STOCKHOLDER                                                                    (2,000,000)               (2,000,000)
PRIVATE PLACEMENT OFFERINGS OF COMMON
  STOCK, NET                                              250,000     250   1,548,500                                     1,548,750
PRIVATE PLACEMENT OFFERING OF  PREFERRED
  STOCK, NET                            142,858   143                         869,857                                       870,000

OPTIONS GRANTED TO CONSULTANTS                                                 80,000                                        80,000
STOCK ISSUED FOR SERVICES RENDERED                                                      28,440                               28,440
PROCEEDS FROM INITIAL PUBLIC OFFERING,
  NET                                                   2,000,000   2,000  12,405,197                                    12,407,197
STOCK REPURCHASE                                                                                              (105,670)    (105,670)
NET LOSS                                                                                         (8,296,550)             (8,296,550)
                                        -------  ----  ---------- ------- -----------  -------  ------------ ---------  -----------
BALANCE, DECEMBER 31, 1999              142,858  $143   5,310,000 $ 5,310 $17,591,041  $28,440  $(8,296,550) $(105,670) $ 9,222,714
                                        =======  ====  ========== ======= ===========  =======  ============ =========  ===========

   The accompanying notes are an integral part of these financial statements.

                  GENESISINTERMEDIA.COM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998
--------------------------------------------------------------------------------

                                                                                        1999             1998
                                                                                   ---------------  ----------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)                                                              $    (8,296,550) $      1,426,713
   Adjustments to reconcile net income to net cash
     provided by (used in) operating activities
       Depreciation and amortization                                                    1,702,456           142,609
       Options issued for services                                                         80,000                 -
       Common stock issued for services                                                    28,440                 -
       Gain on sale of building                                                          (284,491)                -
   (Increase) decrease in
      Accounts receivable - trade                                                         814,313          (887,269)
     Accounts receivable - affiliates                                                     125,415           707,444
     Inventory                                                                           (708,338)           98,371
     Prepaid advertising                                                               (1,948,577)          508,600
     Advance receivable                                                                (1,190,532)                -
     Deposits and other prepaid assets                                                 (1,432,775)          (83,478)
   Increase (decrease) in
     Accounts payable                                                                   4,449,166            33,731
     Other accrued liabilities                                                          1,674,414           390,031
     Income taxes                                                                               -            30,000
     Deferred revenue                                                                    (288,963)            6,830
                                                                                  ---------------- ----------------
Net cash provided by (used in) operating activities                                    (5,274,022)        2,373,582
                                                                                  ---------------- ----------------
CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of property and equipment                                                 (15,943,742)         (345,554)
   Cash acquired in acquisition                                                                 -            19,673
   Purchase of AniMagic                                                                  (165,000)                -
   Purchase of customer list                                                           (2,270,330)                -
   Purchase and development of Contour system                                          (3,000,000)                -
   Proceeds from sale of building                                                       1,240,000                 -
   Other                                                                                 (612,865)         (192,229)
                                                                                  ---------------- ----------------
Net cash used in investing activities                                                 (20,751,937)         (518,110)
                                                                                  ---------------- ----------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Net proceeds from (payments to) related parties                                        (15,495)          (46,133)
   Net proceeds from line of credit                                                       835,371           670,035
   Distribution to stockholder                                                         (2,000,000)         (955,000)
   Proceeds from sale of common stock to related party                                          -                 -
   Proceeds from notes payable                                                         12,810,217           800,000
   Proceeds from sale of common and preferred stock                                    19,750,000                 -
   Payment of offering costs                                                           (4,234,522)         (689,531)
   Repurchase of common stock                                                            (105,670)                -
   Payments on capital lease obligations                                                  (45,868)           (8,745)
   Payments on notes payable                                                           (2,219,891)          (64,825)
                                                                                  ---------------- ----------------
Net cash provided by (used in) financing activities                                    24,774,142          (294,199)
                                                                                  ---------------  ----------------


   The accompanying notes are an integral part of these financial statements.

                  GENESISINTERMEDIA.COM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998
--------------------------------------------------------------------------------

                                                                                       1999             1998
                                                                                  ---------------  ----------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                  $    (1,251,817) $      1,561,273

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                          1,841,562           280,289
                                                                                  ---------------  ----------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                          $       589,745  $      1,841,562
                                                                                  ===============  ================
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

   INTEREST PAID                                                                  $       670,120  $        135,135
                                                                                  ===============  ================
   INCOME TAXES PAID                                                              $             -  $              -
                                                                                  ===============  ================

NON-CASH INVESTING AND FINANCING ACTIVITIES

     During the year ended December 31, 1999 the Company: (1) sold the Contour system back to Global Leisure Travel, Inc. by transferring to Global the assets and notes payable in the amount of $3,000,000; (2) issued a note payable in connection with an insurance policy for $836,140; (3) entered into capital lease obligations of $303,373; and (4) exchanged advances to a related party in the amount of $3,821,134, of which advances of $2,270,330 were made in 1999, for customer lists.





   The accompanying notes are an integral part of these financial statements.

                  GENESIDINTERMEDIA.COM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Nature of Business

         GenesisIntermedia.com, Inc. (the "Company") was incorporated in the State of Florida on October 28, 1993 under the name Genesis Media Group, Inc. The Company re-domesticated to Delaware in 1998. On December 3, 1998, the Company amended its Certificate of Incorporation to change its name to GenesisIntermedia.com, Inc. The Company is an integrated marketing and business solutions provider utilizing conventional, emerging and interactive multimedia technologies. The Company has devoted substantially all its resources to selling products it owned or had purchased the rights to sell through conventional marketing methods. The Company sold these products to the general public through the use of infomercials, radio advertisements, print media and retail outlets.

         Principles of Consolidation

         The accompanying financial statements include the accounts of the Company and its wholly owned subsidiaries Genesis Intermedia, Inc. from its inception in August 1998 and Genesis Properties, Inc. from its inception in July 1999. All intercompany accounts and transactions have been eliminated.

         Fair Value of Financial Instruments

         The Company measures its financial assets and liabilities in accordance with generally accepted accounting principles. For certain of the Company's financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and other accrued liabilities, the carrying amounts approximate fair value due to their short maturities. The amounts shown for notes payable and capital lease obligations also approximate fair value because current interest rates offered to the Company for debt or leases of similar maturities are substantially the same.

         Estimates

         In preparing financial statements in conformity with generally accepted accounting principles, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         Stock Options

         Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," establishes and encourages the use of the fair value based method of accounting for stock-based compensation arrangements under which compensation cost is determined using the fair value of stock-based compensation determined as of the date of grant and is recognized over the periods in which the related services are rendered. The statement also permits companies to elect to continue using the current implicit value accounting method specified in Accounting Principles Bulletin ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," to account for stock-based compensation. The Company has elected to use the implicit value based method and has disclosed the pro forma effect of using the fair value based method to account for its stock-based compensation.

                  GENESIDINTERMEDIA.COM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         Cash and Cash Equivalents

         For purpose of the statements of cash flows, the Company considers all highly-liquid investments purchased with original maturities of three months or less to be cash equivalents.

         Advances Receivable

         The balance represents advances to a third party that buys and sells media time on behalf of the Company. The amount outstanding is unsecured and will be repaid by commissions earned by the third party on media transactions it processes for the Company.

         Inventory

         Inventory consists principally of products purchased for resale and are stated at the lower of cost (determined by the first-in, first-out method) or market.

         Production Costs

         Costs related to the production of the Company's direct response televised advertising programs are capitalized and amortized over the estimated useful life of the production, generally from 12 to 24 months. The estimated useful life of each production is regularly evaluated and adjusted as sales response becomes available. Included in other assets in the accompanying consolidated balance sheets as of December 31, 1999 are capitalized production costs of $438,813, net of accumulated amortization of $252,328.

         Deposits and Other Prepaid Assets

         The balance consists primarily of deposits held by credit card processing companies as security for future charge-backs and returns by customers who have purchased the Company's products during the year.

         Property and Equipment

         Property and equipment are recorded at cost. Depreciation is provided on a straight-line basis over estimated useful lives of the assets as follows:

                  Building and improvements                    7 to 39 years
                  Vehicles                                           5 years
                  Furniture and equipment                       5 to 7 years

         Expenditures for maintenance and repairs are charged to operations as incurred while renewals and betterments are capitalized. Gains and losses on disposals are included in the results of operations.

         Accrued Payroll Taxes

         The balance consists of payroll taxes related to payroll paid to the Company's employees during 1997, 1998 and 1999. Included in the balance is an estimated amount for penalties and interest that will be due when the payroll taxes are paid.

                  GENESIDINTERMEDIA.COM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         Revenue Recognition

         Product sales are recognized when the product is shipped. Generally, it is the Company's policy to refund unconditionally the total price of merchandise returned within 30 days of the customer's receipt of the merchandise. The Company provides an allowance, based upon experience, for returned merchandise. Revenue from media sales is recognized when the media time is aired. Commissions, royalties, and rental income are recognized when earned.

         Income Taxes

         From inception to December 31, 1998, the Company elected to be taxed as an S corporation; accordingly, the stockholders were liable for federal and state income taxes on their respective shares of Genesis's taxable income. In addition, there was a minimal franchise tax on the Company's taxable income for state purposes.

         Effective January 1, 1999, the Company revoked its S corporation status and elected to be taxed as a C corporation. At that date, the retained earnings of the S corporation of $1,165,965 were transferred to additional paid-in capital.

         Effective January 1, 1999, the Company began utilizing SFAS No. 109, "Accounting for Income Taxes," which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The provision for income taxes represents the tax payable for the period and the change during the period in deferred tax assets and liabilities.

                  GENESIDINTERMEDIA.COM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         Advertising Costs

         The Company expenses advertising costs when the advertisement takes place, except for direct-response advertising costs that elicits a customer to respond to a specific advertisement and that results in future benefits. These costs are capitalized and amortized using an accelerated method over its expected period of future benefit, not to exceed twelve months. The Company is able to identify to which advertisement a customer is responding by using a separate toll free number for each ad. The Company evaluates the probable future benefits of direct-response advertising costs based on recent historical experience based on the type of advertisement, the target audience and the product being sold.

         Direct response advertising consists principally of television airtime purchased to broadcast the Company's infomercials and print media. At December 31, 1999, $2,499,400 of advertising was reported as an asset which consisted of the unamortized portion of the capitalized direct response advertising, net of accumulated amortization of $14,915,539. The Company incurred $9,866,824 and $2,808,716 in advertising expense for the years ended December 31, 1999 and 1998, respectively.

         Concentration of Credit Risk

         The Company places its cash with high-credit, quality financial institutions. At times, such amounts may be in excess of the Federal Deposit Insurance Corporation limit. As of December 31, 1999, the uninsured portions of the balances held at these financial institutions aggregated to $325,845. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

         During the years ended December 31, 1999 and 1998, 0% and 41%, respectively, of the Company's revenue was derived from selling media time to a corporation owned by the Company's majority stockholder.

         Earnings Per Share

         The Company reports earnings per share in accordance with SFAS No. 128, "Earnings per Share." Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares available. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.

         Impairment of Long-Lived Assets

         The Company continually monitors its long-lived assets to determine whether any impairment of these assets has occurred. In making such determination, the Company evaluates the performance, on an undiscounted cash flow basis, of the underlying assets or group of assets that gave rise to this amount. Goodwill is being amortized on the straight-line basis over 60 months. Customer lists are being amortized on the straight-line basis over 24 months.

                  GENESIDINTERMEDIA.COM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         Goodwill

         The Company continually monitors its goodwill to determine whether any impairment of this asset has occurred. In making such determination with respect to goodwill, the Company evaluates the performance, on an undiscounted cash flow basis, of the underlying assets or group of assets that gave rise to this amount. Goodwill is being amortized on the straight-line basis over 60 months. As of December 31, 1999, goodwill was $429,063, net of accumulated amortization of $108,737.

         Software Development Costs

         Software development costs are capitalized in accordance with Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Cost of Computer Software to Be Sold, Leased, or Otherwise Marketed." Capitalization of software development costs begins upon the establishment of technological feasibility and is discontinued when the product is available for sale. The establishment of technological feasibility and the ongoing assessment for recoverability of capitalized software development costs require considerable judgment by management with respect to certain external factors, including, but not limited to, technological feasibility, anticipated future gross revenues, estimated economic life, and changes in software and hardware technologies. Capitalized software development costs are comprised primarily of salaries and payroll costs.

         Amortization of capitalized software development costs is provided on a product-by-product basis on the straight-line method over the estimated economic life of the products (not to exceed three years). Management periodically compares estimated net realizable value by product to the amount of software development costs capitalized for that product to ensure the amount capitalized is not in excess of the amount to be recovered through revenues. Any such excess of capitalized software development costs over expected net realizable value is expensed at that time. Software development costs are included in Other Assets and amount to $366,281, net of accumulated amortization of $33,299.

         Risks and Uncertainties

         The Company operates in an industry that is highly competitive. The Company's principal competitors are marketing and communication companies that operate in the United States. In order to maintain its current sales levels, the Company must continue to maintain existing client relationships, and attract new clients by demonstrating its creative reputation, knowledge of media and high quality service.

         The majority of the Company's revenue has come from selling media time to a related party and from product sales from one group of products. The Company must continue to develop new sources of revenue and obtain new products to sell because the majority of products generate their most significant revenue in their introductory year.

         The Company also relies on third party fulfillment facilities to store inventory, process orders and ship products. The termination of or adverse change in the Company's relationship with such fulfillment facilities or the partial or total loss of any of these facilities or the Company's inventories stored there may have a material adverse effect upon the Company's business.

                  GENESIDINTERMEDIA.COM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         Comprehensive Income

         For the year ended December 31, 1999, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting comprehensive income and its components in a financial statement. Comprehensive income as defined includes all changes in equity (net assets) during a period from non-owner sources. Examples of items to be included in comprehensive income, which are excluded from net income, include foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities. Comprehensive income is not presented in the Company's financial statements since the Company did not have any of the items of comprehensive income in any period presented.

         Recently Issued Accounting Pronouncements

         In June 1999, the Financial Accounting Standards Board ("FASB") issued SFAS No. 136, "Transfer of Assets to a Not-for-Profit Organization or Charitable Trust that Raises or Holds Contributions for Others." This statement is not applicable to the Company.

         In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities." The Company does not expect adoption of SFAS No. 137 to have a material impact, if any, on its financial position or results of operations.

         Reclassifications

         Certain amounts in the 1998 financial statements have been reclassified to conform with the 1999 presentation.

NOTE 2 - PROPERTY AND EQUIPMENT

         Property and equipment at December 31, 1999 consisted of the following:

                  Land                                          $    1,450,000
                  Building and improvements                         10,415,935
                  Vehicles                                             113,269
                  Furniture and equipment                            5,489,158
                                                                --------------
                                                                    17,468,362

                  Less accumulated depreciation                       (773,852)
                                                                --------------
                      TOTAL                                     $   16,694,510
                                                                ==============

         Depreciation expense for the years ended December 31, 1999 and 1998 was $649,196 and 131,849, respectively.

                  GENESIDINTERMEDIA.COM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

NOTE 3 - NOTES PAYABLE

         Notes payable at December 31, 1999 consisted of the following:


                  Note payable - bank is collateralized by a 1st Trust Deed on the land and building located in Van Nuys, California. The note bears interest at prime (7.75% at December 31, 1999)
                      plus 2.75%. Monthly interest only payments with any unpaid
                      principal and interest due on July 20, 2004.                        $7,856,250

                  Note payable - investor is unsecured and bears interest at
                      11.5% per annum and is due on March 31, 2001. The note
                      permits the Company to borrow up to $5 million. The
                      Company also issued to the investor 750,000
                      warrants to purchase the Company's common stock at $7 per
                      share. This note is senior to any future borrowings.                 1,463,403

                   Note payable - bank is collateralized by certain furniture and equipment. The note bears interest at 8.5%. Monthly
                      principal and interest payments are $4,127 with any unpaid principal and interest due in August 2003. This note was
                      called by the bank in April 1999                                       151,569

                  Notes payable to an insurance company. The note is unsecured and bear interest at 6.99% Monthly principal and interest
                      payments, are $44,596 with any unpaid principal and interest due December 10, 2000. The Company is three months in arrears on
                      its payment on this note.                                              547,282
                                                                                         -----------
                                                                                          10,018,504

                  Current portion                                                            582,805
                                                                                         -----------
                           LONG-TERM PORTION                                             $ 9,435,699
                                                                                         ===========

                  GENESIDINTERMEDIA.COM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

NOTE 3 - NOTES PAYABLE (CONTINUED)

         The following is a schedule by years of future maturities of notes payable:

                   Year Ending
                  December 31,
                  ------------
                      2000                                    $   582,805
                      2001                                      1,504,613
                      2002                                         44,972
                      2003                                         29,864
                      2004                                      7,856,250
                                                              -----------
                           TOTAL                              $10,018,504
                                                              ===========

         In May 1999, the Company issued three notes payable in a private placement for aggregate proceeds of $550,000 net of commissions and expenses of $108,000. In connection with these three notes payable agreements, the Company also issued warrants to purchase 78,571 shares of common stock at 120% of the IPO price. The notes bear interest at the rate of 8.75% per annum and are due the earlier of nine months from the date of issuance or 30 days after the closing of the Company's initial public offering. The Company repaid these notes in July 1999.

NOTE 4 - LINE OF CREDIT

         The Company has a $1,750,000 line of credit with a financial institution. The Company is currently in default. The Company has obtained a forbearance from the financial institution allowing the Company until May 1, 2000 to cure the default. Under the terms of the forbearance the Company must make certain payments on specific dates through May 1, 2000 at which time the balance owed is due in full. The line of credit bears interest at prime, plus 2.9%, is collateralized by substantially all of the Company's assets, except real estate, and is guaranteed by the Company's majority stockholder.

NOTE 5 - RELATED PARTY TRANSACTIONS

         Media Sales and Accounts Receivable - Affiliate

         The Company purchases media airtime and resells it to other companies. For the years ended December 31, 1999 and 1998, media sold to a company owned by the Company's majority stockholder amounted to $0 and $3,702,731, respectively. The above mentioned media sales resulted in a gross profit of $0 and $555,410, respectively. The mark-up on the media sales was approximately 15% which is the standard industry mark-up and consistent with amounts that could be realized from sales to unrelated third parties.

                  GENESIDINTERMEDIA.COM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

NOTE 5 - RELATED PARTY TRANSACTIONS (CONTINUED)

         Customer List

         During the second quarter of 1999, and in connection with the termination of its business relationship with Trade Your Way To Riches, Inc. ("TYWR"), a company wholly owned by the Company's majority stockholder, the Company exercised its option to purchase the customer lists of TYWR, which option TYWR had granted to the Company prior to the Company's initial public offering. The purchase price of $3,821,134 for the customer lists was the approximate fair market value, based on the projected revenues from sales from the lists' use. The purchase price was paid through the exchange of advances made by the Company to TYWR of $3,821,134, of which $2,270,330 of these advances were made in 1999, for the customer list. Under the terms of the transaction, if the gross profit to the Company from use of the list during the first 18 months does not meet or exceed the purchase price, then TYWR must refund to the Company the difference between actual gross profit during such period and the purchase price. The Company had the right to use the customer list during the second quarter of 1999 in consideration of the customary 25% commission for customer list use. Under the terms of the option, the Company did not have to pay this commission if it exercised the option to purchase prior to September 30, 1999. During 1999, (subsequent to the purchase of this list) the Company generated sales from these customer lists which resulted in gross profits of $2,645,459. In 2000, the gross profits generated from sales from these customer lists exceeded the purchase price. None of the proceeds of the Company's initial public offering were used to fund this purchase.

         Genesis Aviation

         In connection with the sales efforts "road show" and visits to regulatory agencies in connection with the Company's initial public offering, the Company leased an airplane from Genesis Aviation, Inc. ("Aviation"), a company wholly owned by the Company's majority stockholder. During 1999, the Company reimbursed Aviation for use of the airplane in the amount of $510,593. The lease charges to the Company by Aviation were below the lease charges by Aviation to third parties for the same services.

         Contour System

         In April 1999, the Company entered into a strategic alliance with Global Leisure Travel, Inc. ("Global"), a leading provider of wholesale travel to travel agents and consumers. Global's majority stockholder is a company that is wholly owned by the Company's majority stockholder. The strategic alliance provided that the Company would become the principal marketing and advertising agent and the exclusive Internet marketing and advertising agent and eCommerce consultant and provider to Global and all of its subsidiaries and affiliates.

         Global also granted the Company an option to acquire all of the technology and assets comprising its proprietary computerized travel marketing system known as the Contour System. The agreed purchase price is the actual cost of development. In June 1999, the Company exercised this option and purchased the Contour System for $2.5 million.

         In December 1999, the Company sold the Contour System back to Global by transferring the Contour System and certain notes payable in the amount of $3,000,000 to Global. There was no gain or loss on this transaction as the Company's basis in the Contour System had increased by approximately $500,000 from additional development cost paid by the Company.

                  GENESIDINTERMEDIA.COM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

NOTE 5 - RELATED PARTY TRANSACTIONS (CONTINUED)

         Commission Revenue

         For the years ended December 31, 1999 and 1998, the Company earned $0 and $1,789,415, respectively, in commission from selling products for companies owned by the Company's majority stockholder. The commission received from selling these products ranged from 35% to 55%.

         Transactions with Dr. Gray

         On December 31, 1997, the Company sold 116,504 shares of its common stock to Dr. John Gray for $900,000. On November 1, 1998, 29,126 of those shares were surrendered. Royalties paid to Dr. Gray for the years ended December 31, 1999 and 1998 were $0 and $0, respectively.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

         Royalties

         In the normal course of business, the Company has entered into various agreements under which it is obligated to pay royalties on products it sells. The royalties vary by agreement and are based on percentages of net revenue generally not to exceed 25% or a percentage of the net profits of the venture generally not to exceed 50%. Royalty expense for the years ended December 31, 1999, and 1998 was $1,403,487 and $454,997, and respectively.

         Litigation

         On November 14, 1997, the Commodity Futures Trading Commission issued an Order authorizing the issuance of subpoenas and depositions in a private investigation involving Jake Bernstein and MBH Commodity Advisors, a company not affiliated with the Company. Although the Order does not reference the Company, its employees or affiliates, the CFTC has nonetheless requested that the Company provide various documents arising out of the Company's involvement in the production and marketing of an infomercial titled Success and You which promotes and markets a video series titled Trade Your Way To Riches. To date, the CFTC has directed one subpoena to the Company. Various documents have been produced on behalf of the Company in response to the subpoena. Additionally, the CFTC has taken the deposition of Ramy El-Batrawi, president of the Company, in connection with its investigation. The Company has not to date been requested to discontinue sales of Trade Your Way To Riches products or services as a result of the CFTC's actions.

         Although the CFTC has articulated its belief that the Company, by virtue of its involvement in the production and marketing of the infomercial, may be required to be registered in some capacity to continue to engage in the referenced activities, the Company believes the CFTC's analysis and conclusions are incorrect and are based on incomplete information. In October 1998, the Company issued a written response to the CFTC's position setting forth the reasons why the Company is not required to register in any capacity with the CFTC. The CFTC has indicated that registration may be required.

                  GENESIDINTERMEDIA.COM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

NOTE 6 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

         Litigation (Continued)

         The Company has been advised by its counsel that the initiation of a CFTC enforcement action against the Company requiring registration or seeking the imposition of sanctions is unwarranted. As of the date of this prospectus, there has been no indication that the CFTC seeks any relief other than registration. To date, no complaint or enforcement action has been asserted against the Company, its officers, directors or employees.

         If it is determined in the investigation or any resulting proceeding that registration is required, the Company intends promptly to effect any required registration. It is estimated that the cost of registering the Company with the CFTC will be less than $1,000. In the event that the CFTC brings an enforcement action against the Company by virtue of its failure to register, any adverse determination or settlement in this action could adversely affect the Company. The range of possible sanctions available to the CFTC include a simple request to become registered, a cease and desist order - which may terminate sales of certain Trade Your Way To Riches products or services - and a possible order of disgorgement of profits which could, if applied to the Company, result in substantial payments by the Company. In February 1999, the Company commenced negotiations with the CFTC to terminate the investigation and settle all underlying claims against us and all other persons subject to the investigation. Although the Company believes that a settlement can be reached that will not have a material adverse impact on us, the Company can not predict whether any settlement proposal the Company may make will be accepted by the CFTC or by what time. For the reasons discussed in the preceding paragraph, the Company believes that if the Company is unable to reach agreement on a consensual resolution with the CFTC, then the final resolution of the investigation or any ensuing action or proceeding will not have a material adverse effect on the Company.

         On February 5, 1999, the former chief executive officer of Genesis Intermedia, Inc. commenced a suit for wrongful termination in California Superior Court in Los Angeles County. The plaintiff is Sam Hassabo and the principal defendants are the Company, Genesis Intermedia, Inc. and the Company's chief executive officer, Mr. El-Batrawi. The complaint alleges wrongful termination and breach of employment contract. The complaint also alleges that the defendants engaged in fraud and negligent misrepresentation in connection with the plaintiff's hiring and the termination of his employment. Mr. Hassabo was terminated from his position as director and chief executive officer of Genesis Intermedia, Inc. in December 1998. The complaint primarily seeks monetary and punitive damages. The Company believes the suit is frivolous and intends to defend it vigorously. The Company carries employment practices and general liability insurance which the Company believes is adequate to cover any potential liability.

         The Company may also be involved from time to time in various other claims and legal actions incident to its operations, either as plaintiff or defendant.

                  GENESIDINTERMEDIA.COM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

NOTE 6 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

         Leases

         The Company leases certain office space, office equipment, an automobile and mall space for its kiosks under a non-cancelable operating lease. The Company also leases certain office furniture and equipment under capitalized lease obligations. Future minimum rental commitments under lease agreements with initial or remaining terms of one year or more are as follows:

                   Year Ending                 Operating           Capital
                  December 31,                  Leases             Leases
                  ------------                 ----------          --------
                      2000                     $  471,276          $158,434
                      2001                        422,110           149,343
                      2002                        353,660            96,626
                      2003                        232,560            18,600
                      2004                        190,900
                      Thereafter                    5,040
                                               ----------          --------
                                                                    423,003
                                               $1,675,546
                                               ==========
                  Less amount representing
                    interest                                        (64,516)
                                                                   --------
                                                                    358,487

                  Less current portion                               77,158
                                                                   --------
                                                                   $281,329
                                                                   ========

         Included in property and equipment is capitalized lease equipment of $418,271 with accumulated amortization of $54,284 at December
         31, 1999.

         Rent expense for the years ended December 31, 1999 and 1998 was $226,852, and $24,405, respectively.

         Employment Agreements

         In September 1998, the Company entered into an employment agreement with its President which continues until September 30, 2003, unless terminated earlier by the Company, either for cause, death or certain other circumstances. Pursuant to the terms of the Employment Agreement, the President is to be paid an annual salary of $250,000 and is eligible to receive bonuses at the discretion of the Board of Directors.

                  GENESIDINTERMEDIA.COM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

NOTE 6 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

         Employment Agreements (Continued)

         In October, 1998 the Company entered into employment agreements with two employees retained as a result of the acquisition of certain of the assets of Vision Digital Communications, Inc. The term of each of the employment agreements commenced on November 1, 1998 and will terminate on October 31, 2001, unless terminated earlier by the Company for cause, death or under certain other circumstances. The employment agreements provide that each of the employees is to be paid an annual salary of $84,000 and is eligible to receive an annual bonus at the discretion of the Board of Directors.

NOTE 7 - STOCKHOLDERS' EQUITY

         Stock Split

         On October 27, 1998, the Company effected a 38,834.95-for-1 stock split of its common stock, increased the number of authorized shares to 25,000,000 and changed the par value of its common stock to $0.001. All share and per share data have been retroactively restated to reflect this stock split, change in the authorized shares and par value. In addition, the Company authorized 5,000,000 shares of $0.001 par value preferred stock. No preferred shares were issued or outstanding as of December 31, 1999.

         Stock Surrender

         On November 1, 1998, the Company's two principal stockholders surrendered an aggregate of 1,000,000 shares of the Company's common stock.

         Private Placement Offerings

         In January, 1999, the Company completed a private placement of 175,000 shares of common stock at $10.00 per share, net of commissions and expenses of approximately $201,250. In March 1999 the board of directors authorized the issuance of one series of preferred stock - series A convertible preferred stock. There are 450,000 authorized shares of series A convertible preferred stock. This stock has a cash dividend of 8.75% per annum, payable quarterly. The holders of this stock have no voting rights. In April, 1999, the Company sold 142,857 shares of convertible preferred stock at $7.00 per share, net of commissions of $115,000, and warrants to purchase 142,857 shares of common stock at 120% of the IPO price to the same investors.

         In connection with this transaction, the Company issued 75,000 additional shares of common stock and warrants to purchase an additional 250,000 shares of common stock at 120% of the IPO price to the investors, which brought the effective purchase price of the shares issued in connection with the private placement which occurred in January to $7.00 per share.

         Initial Public Offering

         In June 1999 the Company sold 2,000,000 shares of common stock in its initial public offering at $8.50 per share for an aggregate of $17,000,000 with underwriting commissions and expenses of $1,870,000 and offering expenses of $2,722,803

         Treasury Stock

         During third and fourth quarters of 1999, the Company repurchased 22,400 shares of its common stock for $105,670.

         Stock Option Plan

         In October 1998, the board of directors adopted and the stockholders approved the Company's 1998 Stock Incentive Program ("Stock Option Plan"). Under the Stock Option Plan, the board of directors, or its designated administrators, has the flexibility to determine the type and amount of awards to be granted to eligible participants. The Stock Option Plan is intended to secure for the Company and its stockholders the benefits arising from ownership of the Company's common stock by individuals employed or retained by the Company who will be responsible for the future growth of the Company. The Stock Option Plan is designed to help attract and retain superior personnel for positions of substantial responsibility, and to provide individuals with an additional incentive to contribute to the Company's success.

         The Stock Option Plan is composed of seven parts and the program administrators may make the following types of awards under the Stock Option Plan: (1) incentive stock options under the Incentive Stock Option Plan; (2) nonqualified stock options under the Nonqualified Stock Option Plan; (3) restricted shares under the Restricted Shares Plan; (4) rights to purchase stock under the Employee Stock Purchase Plan; (5) stock appreciation rights under the Stock Appreciation Rights Plan; (6) grants of options under the Non-Employee Director Stock Option Plan; and (7) certain other stock rights under the Stock Rights Plan, which may include the issuance of units representing the equivalent of shares of common stock, payments of compensation in the form of shares of common stock and rights to receive cash or shares of common stock based on the value of dividends paid with respect to a share of common stock.

         The Company has authorized and reserved for issuance an aggregate of 600,000 shares of common stock under the Stock Option Plan. The aggregate number of shares of common stock which may be granted through awards under the Stock Option Plan, other than stock payments and the purchase of stock under the Employee Stock Purchase Plan, to any employee in any calendar year may not exceed three percent of the then-outstanding shares of common stock. The shares of common stock issuable under the Stock Option Plan may be authorized but unissued shares, shares issued and reacquired by the Company or shares purchased by the Company on the open market. If any of the awards granted under the Stock Option Plan expire, terminate or are forfeited for any reason before they have been exercised, vested or issued in full, the unused shares subject to those expired, terminated or forfeited awards will again be available for purposes of the Stock Option Plan.

         The Company has adopted only the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." It applies Accounting Principles Bulletin ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its Stock Option Plan and does not recognize compensation expense for its Stock Option Plan other than for restricted stock and options issued to outside third parties. If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under the Stock Option Plan consistent with the methodology prescribed by SFAS No. 123, the Company's net income and earnings per share would be reduced to the pro forma amounts indicated below for the years ended December 31, 1999 and 1998:

                  GENESIDINTERMEDIA.COM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

NOTE 7 - STOCKHOLDERS' EQUITY (CONTINUED)

         Stock Option Plan (Continued)
                                                             1999        1998
                                                             ----        ----
                  Net income (loss)
                      As reported                      $(8,296,550) ($1,426,713)
                      Pro forma                        $(8,986,973) ($1,074,630)
                  Basic earnings (loss) per common share
                      As reported                           $(1.89) $     (0.35)
                      Pro forma                             $(2.05) $     (0.26)
                  Diluted earnings (loss) per common share
                      As reported                           $(1.89) $     (0.35)
                      Pro forma                             $(2.05) $     (0.26)

         For purposes of computing the pro forma disclosures required by SFAS No. 123, the fair value of each option granted to employees and directors is estimated using the Black-Scholes option-pricing model. The fair value is computed as of the date of grant using the following assumptions: (i) dividend yield of 0% and 0%, (ii) expected volatility of 100% and 65%, (iii) weighed-average risk-free interest rate of approximately 6.2% and 5.5%, and (iv) expected life of 2 and 2 years, respectively.

         The following is table summarizes the options and warrants outstanding:

                                                                    Weighted-                         Weighted-
                                                    Stock           Average           Other           Average
                                                   Option           Exercise         Options/         Exercise
                                                    Plan              Price          Warrants           Price
                                               ---------------    ------------  ---------------     ------------
                  Balance, December 31,
                    1997                                     -      $        -                -        $       -
                    Granted                            450,000      $     8.05           50,000        $    9.57
                    Exercised                                -      $        -                -        $       -
                    Canceled                           200,000      $     8.50                -        $       -
                                               ---------------                    ---------------
                  Balance, December 31,
                    1998                               250,000      $     8.50           50,000        $    9.57
                    Granted                            231,220      $     6.38                -        $       -
                    Canceled                           (13,500)     $     6.38                -        $       -
                                               ---------------                    ---------------
                  BALANCE, DECEMBER 31,
                    1999                               467,720      $     7.96             50,000      $    9.57
                                               ===============                    ===============
                  Exercisable, December 31,
                    1999                               302,044      $     8.34             50,000      $    9.57
                                               ===============                    ===============

         The weighted average remaining contractual life of options outstanding issued under the Stock Option Plan and the other options is 3.09 and
         1.83 years, respectively, at December 31, 1999. The exercise price for the options outstanding under the Stock Option Plan at December 31, 1999 ranged from $6.00 to $8.50

                  GENESIDINTERMEDIA.COM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

NOTE 8 - ACQUISITIONS

         On October 26, 1998, the Company acquired certain assets of Vision Digital Communications, Inc., ("Vision Digital") a company that places interactive kiosks in shopping malls. The Company purchased current assets, equipment and intangible assets in exchange for 60,000 shares of the Company's common stock valued at $600,000 plus the assumption of certain liabilities. The common stock was valued at $10 per share which approximates the per share price the Company received when it sold stock in December 1997. The Company also issued to the seller options to purchase up to an additional 50,000 shares of common stock at a weighted average exercise price of $9.57 per share. The options will be exercisable if the acquired division meets certain targeted levels of total revenue over a three-year period. These options were issued outside the Stock Option Plan. Such options will expire at the end of such three-year period.

         The Company entered into employment agreements with two former employees of Vision Digital, each providing for three-year terms and annual salaries of $84,000. Each such employee is also eligible to receive grants of options to purchase an aggregate of 75,000 shares of common stock, upon the achievement of three separate performance hurdles. The 25,000 options that may be granted to each employee at each such hurdle will have per share exercise prices of $11.00, $13.00 and $15.00, respectively. In addition, each employee is to receive an interest free loan of $40,000 of which $30,000 will be forgiven upon the achievement of certain performance goals. These loans were made by the Company during 1999.

Listed below are the assets purchased from Vision Digital:

                  Cash                                          $  19,673
                  Other current assets                             76,911
                  Property and equipment                          582,895
                  Goodwill                                        372,800
                  Current liabilities                            (213,914)
                  Long-term debt and Capital leases              (238,365)
                                                                ---------
                      PURCHASE PRICE                            $ 600,000
                                                                =========

         In March 1999, the Company acquired substantially all the assets of AniMagic Corporation, an interactive multimedia company that produces CD-ROMs for the edutainment industry, for $165,000. The operations of AniMagic Corporation in 1998 and through the date of acquisition in 1999 were immaterial and not presented in the unaudited pro forma information below.

                  GENESIDINTERMEDIA.COM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

NOTE 8 - ACQUISITIONS (CONTINUED)

         The following table presents the unaudited pro forma condensed consolidated statements of operations for the year ended December 31, 1998 and reflects the results of operations of the Company as if the acquisition of Vision Digital had been effective January 1, 1998. The pro forma amounts are not necessarily indicative of the combined results of operations had the acquisition been effective as of that date, or of the anticipated results of operations, due to cost reductions and operating efficiencies that are expected as a result of the acquisition.

                                                                       1998
                                                                    -----------
                                                                    (unaudited)

                  Total net revenue                                 $15,069,347
                  Direct costs                                      $   998,057
                  Selling, general and administrative expenses      $ 8,696,034
                  Income from operations                            $ 1,177,097
                  Net income                                        $ 1,011,162
                  Basic earnings per share                          $      0.25

NOTE 9 - PROVISION FOR INCOME TAXES

         The following table presents the current and deferred income tax provision for federal and state income taxes for the years ended December 31, 1999 and 1998:

                                                   1999             1998
                                              ---------------  ---------------
                  Current
                      Federal                 $             -  $             -
                      State                                 -           30,000
                                              ---------------  ---------------
                                                            -           30,000
                                              ---------------  ---------------
                  Deferred
                      Federal                               -                -
                      State                                 -                -
                                              ---------------  ---------------
                                                            -                -
                                              ---------------  ---------------
                  PROVISION FOR INCOME TAXES  $             -  $        30,000
                                              ===============  ===============

                  GENESIDINTERMEDIA.COM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

NOTE 9 - PROVISION FOR INCOME TAXES

         The provision for income taxes differs from the amount that would result from applying the federal statutory rate as follows. No reconciliation is shown for the years ended December 31, 1998 as the Company elected to be taxed as an "S" corporation until December 31, 1998.

                                                                   Year Ended
                                                                  December 31,
                                                                      1999
                                                                  ------------
                  Statutory regular federal income tax rate           34.0%
                  Effect of valuation allowance                      (34.0%)
                                                                    ------
                      TOTAL                                            0.0%
                                                                    ======
         The components of the deferred income tax assets (liabilities) as of December 31, 1999 are as follows:

                  Deferred tax assets
                      Amortization of goodwill                 $         20,000
                      Accounts receivable allowance                       4,000
                      Net operating loss carryforward                 3,265,000
                                                               ----------------
                           Total deferred tax assets                  3,289,000
                                                               ----------------
                  Deferred tax liabilities
                      Depreciation of property and equipment            380,000
                                                               ----------------
                  Total deferred tax liabilities                        380,000
                                                               ----------------
                  Net deferred tax asset                              2,909,000
                  Valuation allowance                                (2,909,000)
                                                               ----------------
                                                               $              -
                                                               ================

         At December 31, 1999, the Company has provided a valuation allowance for the deferred tax asset since management has not been able to determine that the realization of that asset is more likely than not. The net change in the valuation allowance for the year ended December 31, 1999, was an increase of $2,909,000. Net operating loss carry forwards expire starting in 2014.

                  GENESIDINTERMEDIA.COM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

NOTE 10 - SEGMENT INFORMATION

         The Company has three business units that have separate management and reporting infra-structures that offer different products and services. The business units have been aggregated into three reportable segments:
         Media, Intermedia, and Properties. The Media group conducts direct response advertising campaigns and buys media time and either sells it to third parties or uses it to market its own products. The Intermedia group is deploying the CENTERLINQ network of public access Internet kiosks in shopping malls within the United States. The Properties group maintains the Company's building and generates revenue from the building's tenants. Most corporate expenses, such as internal administrative costs, legal expenses, and debt issuance costs, are included in the Media group.

         The accounting policies of the reportable segments are the same as those described in Note 1. The Company evaluates the performance of its operating segments based on income from operations, before income taxes, accounting changes, non-recurring items, and interest income and expense.

         Summarized financial information concerning the Company's reportable segments is shown in the following table for the years ended December 31, 1999 and 1998:


                                                                         December 31, 1999
                                               --------------------------------------------------------------------
                                                    Media          Intermedia        Properties      Consolidated
                                               ---------------  ----------------  ---------------  ----------------
                  Sales to unaffiliated
                    customers                  $    31,060,083  $        269,652  $       341,528  $     31,671,263
                  Operating loss               $    (4,375,118) $     (3,218,351) $      (207,247) $     (7,800,715)
                  Depreciation and
                    amortization               $     1,268,630  $        520,785  $       126,212  $      1,915,627
                  Interest expense             $       329,901  $         23,159  $       317,660  $        670,120
                  Identifiable assets          $    12,741,652  $      5,305,650  $    11,811,647  $     29,858,949
                  Capital expenditures         $       489,998  $      3,830,258  $    11,886,239  $     16,206,495


                                                                         December 31, 1998
                                               --------------------------------------------------------------------
                                                    Media          Intermedia        Properties      Consolidated
                                               ---------------  ----------------  ---------------  ----------------
                  Sales to unaffiliated
                    customers                  $     9,262,384  $        151,214  $             -  $      9,413,598
                  Operating income (loss)      $     1,946,481  $       (354,633) $             -  $      1,591,848
                  Depreciation and
                    amortization               $       106,132  $         36,477  $             -  $        142,609
                  Interest expense             $       125,500  $          9,635  $             -  $        135,135
                  Identifiable assets          $     8,717,276  $      1,271,042  $             -  $      9,988,318
                  Capital expenditures         $       264,856  $        156,538  $             -  $        421,394

                                       53

                  GENESIDINTERMEDIA.COM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

NOTE 11 - SUBSEQUENT EVENT

         In February 2000, the Company issued a $1 million convertible debenture and warrants to purchase 15,00 shares of the Company's common stock at an exercise price of $6.00 per share and 15,000 shares of the Company's common stock. The debenture is convertible into the Company's common stock at $5.00 per share. The Company will take a charge to earnings for the beneficial conversion feature and for the exercise price of the warrants being below the fair market value at the date of grant. The Company will also take a charge to earnings for the issuance of the 15,000 shares of Common Stock.

         The Company granted 47,000 incentive stock option to employees under the Company's stock option plan in February 2000.

         During the first quarter of 2000, the Company received $5 million from the same lender to whom the Company had the unsecured note payable at December 31, 1999 of $1,463,403. The payment terms for these funds are the same as for the previous funds.

         During the first quarter of 2000, the company made payments totaling $63,156 on the note payable that had been called by the bank.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTER AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     Information with respect to Directors and Executive Officers of the Company is incorporated by reference to the Company's definitive Proxy Statement for its annual meeting of stockholders to be filed not later than 120 days after December 31, 1999 with the Securities and Exchange Commission (the "2000 Proxy").

ITEM 10. EXECUTIVE COMPENSATION

     Information with respect to this item is incorporated by reference to the Company's 2000 Proxy.

ITEM 11. SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information with respect to this item is incorporated by reference to the Company's 2000 Proxy.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information with respect to this item is incorporated by reference to the Company's 2000 Proxy.

     Mr. El-Batrawi filed late, a Form 4 related to a disposition of common stock and rights to acquire common stock that occurred in November 1999.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

                                  EXHIBIT INDEX

     The following exhibits are filed as part of this Annual Report on Form 10-KSB or are incorporated herein by reference:

 EXHIBIT                                        DESCRIPTION                                       FILED
1.1             Form of Underwriting Agreement                                                        *
2.1             Agreement and Plan of Merger between Genesis Media Group, Inc., a Florida corporation ("Genesis Florida") and GenesisIntermedia.com, Inc. (formerly
                Genesis Media Group, Inc.), a Delaware corporation ("Genesis Delaware")               *
2.2             Asset Purchase Agreement between the Registrant and Vision Digital
                Communications, Inc. dated as of October 26, 1998                                     *
2.3             Letter Agreement between the Registrant and AniMagic Corporation dated October
                27, 1998                                                                              *
2.4             Letter of Agreement between the Registrant and Crown American Enterprises, Inc.
                dated as of November 17, 1998                                                         *
3.1             Articles of Incorporation of Genesis Florida filed with the Florida Secretary
                of State on October 28, 1993                                                          *
3.2             Articles of Amendment of Genesis Florida filed on October 27, 1998                    *
3.3             Certificate of Incorporation of Genesis Delaware filed with the Delaware
                Secretary of State on October 26, 1998                                                *
3.4             Bylaws of Genesis Florida                                                             *
3.5             Bylaws of Genesis Delaware                                                            *
3.6             Certificate of Amendment of Certificate of Incorporation of Genesis Delaware
                filed with the Delaware Secretary of State on December 3, 1998                        *
3.7             Certificate of Merger of Genesis Florida into Genesis Delaware filed with the
                Delaware Secretary of State on December 9, 1998                                       *
3.8             Certificate of Designation, Rights and Preferences of the Series A Convertible
                Preferred Stock of Genesis Intermedia.com, Inc                                        *
4.1             Specimen Stock Certificate                                                            *
10.1            Genesis Intermedia.com, Inc. Amended and Restated 1998 Stock Incentive Program        *
10.2            Form of Indemnification Agreement with Directors and Executive Officers               *
10.3            Form of Representative's Warrant                                                      *
10.4            Form of Lock-Up Agreement                                                             *
10.5            Employment Agreement between the Registrant and Ramy El-Batrawi                       *
10.6            Employment Agreement between the Registrant and Sam I. Hassabo                        *
10.7            Deed of Trust (dated July 24, 1997)                                                   *
10.8            Note U.S. Small Business Administration (dated July 24, 1997                          *
10.9            Promissory Note (dated January 1, 1998)                                               *
10.10           Promissory Note (dated April 23, 1998)                                                *
10.11           Note U.S. Small Business Administration (dated August 20, 1998)                       *
10.12           Commercial Security Agreement (dated August 20, 1998)                                 *

                                       56

 EXHIBIT                                        DESCRIPTION                                       FILED
10.13           Lease Agreement (dated July 24, 1998)                                                 *
10.14           WCMA Note, Loan and Security Agreement between the Registrant and Merrill Lynch
                Business Financial Services, Inc.                                                     *
10.15           Addendum to that Lease dated July 24, 1998 between the Registrant and Southern
                California Sunbelt Developers, Inc.                                                   *
10.16           License Agreement between the Registrant (as assignee) and John Gray, Ph.D.
                dated September 29, 1993                                                              *
10.17           Amendment to Agreement between the Registrant (as assignee) and John Gray, Ph.D.      *
10.18           Employment Agreement between Registrant and Michael F. Costa                          *
10.19           Employment Agreement between Registrant and Christopher Miglino                       *
10.20           Assignment between Registrant (as Assignee) and Ramy El-Batrawi (as Assignor)         *
10.21           Surrender and Cancellation Agreement among the Registrant, Ramy El-Batrawi and
                John M. Gray                                                                          *
10.22           Term Sheet between the Registrant and Global Leisure Travel, Inc.                     *
10.23           Letter Amendment to Employment Agreement between Registrant and Michael F.
                Costa dated as of April 9, 1999                                                       *
10.24           Letter Amendment to Employment Agreement between Registrant and Christopher
                Miglino dated as of April 9, 1999                                                     *
10.25           Lease Agreement between Winter Quarters Resort Properties Ltd. and the
                Registrant dated April 29, 1999                                                       *
10.26           Registration Rights Agreement between Registrant and Purchases of Genesis
                Intermedia.com, Inc. Series A Convertible Preferred Stock and Warrants                *
10.27           Stock Purchase Agreement between Registrant and Global Leisure Travel, Inc.
                dated June 1999                                                                       F
10.28           Stock Purchase Agreement between Registrant and Global Leisure Travel, Inc.
                dated December 1999                                                                   F
10.29           Securities Purchase Agreement between Registrant and Ultimate Holding, Ltd., a
                Bermuda Ltd. dated November 1999                                                      F
10.30           Securities Purchase Agreement and Warrants dated November 25, 1999 with
                Ultimate Holding, Ltd., a Bermuda Ltd.                                                F
10.31           Securities Purchase Agreement for Convertible Debenture dated February 7, 2000        F
21.1            Subsidiaries of the Registrant                                                        F
23.1            Consent of Singer Lewak Greenbaum & Goldstein LLP                                     F
27.1            Financial Data Schedule                                                               F

             (b) Reports on Form 8-K

                None.

* Incorporated by reference to the Company's Registration Statement on Form SB-2 (Commission File No. 333-66281).
F    Filed herewith

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Action of 1934, as amended, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   GENESISINTERMEDIA.COM, INC

                                             By:        /s/ RAMY EL-BATRAWI
                                                   -----------------------------
                                                          Ramy El-Batrawi
                                           CHAIRMAN AND CHIEF EXECUTIVE OFFICER

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

              SIGNATURE                                       TITLE                             DATE
          /s/ RAMY EL-BATRAWI
-----------------------------------------
            Ramy El-Batrawi               Chairman of the Board and Chief Executive
                                          Officer (Principal Executive Officer)            April 14, 2000


        /s/ DOUGLAS E. JACOBSON
-----------------------------------------
          Douglas E. Jacobson             Director, Chief Financial Officer (Principal
                                          Financial and Accounting Officer)                April 14, 2000


         /s/ GEORGE W. HEYWORTH
-----------------------------------------
           George W. Heyworth             Director                                         April 14, 2000

         /s/ MICHAEL R. FUGLER
-----------------------------------------
           Michael R. Fugler              Director                                         April 14, 2000
