Form 10KSB/A
period 1999-12-31
GENESISINTERMEDIA COM INC
filed 2000-05-01
CIK 1071522

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB/A

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

None

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

We have been subject to claims of intellectual property infringement and may increasingly be subject to these types of claims as the number of products and services and competitors in our markets grows and the functionality of products and services in other industry segments overlaps. Although we do not believe that any of our products or services infringes upon the proprietary rights of third parties, there can be no assurance that third parties will not claim infringement by us with respect to current or future products or services. In addition, we periodically acquire intellectual property from third parties, including in connection with our acquisitions. In some instances this intellectual property is prepared on a work-for-hire or similar basis, in some instances we license the intellectual property and in others we acquire it. We may in the future be party to disputes about ownership, license scope and royalty or fee terms with respect to some of this intellectual property. Any claims, with or without merit, could be time-consuming, result in costly litigation, cause product or service delays or require us to enter into royalty or licensing agreements, any of which could have an adverse effect upon us. We may also initiate claims or litigation against third parties for infringement of our proprietary rights or to establish the validity of our proprietary rights, which could result in significant expense to us and divert the efforts of our technical and management personnel from productive tasks, whether or not the litigation were determined in our favor.

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

LIQUIDITY AND CAPITAL RESOURCES


We financed our operations initially from cash generated from operations. More recently, we have financed our operations through the sale of common and preferred stock in private placement offerings, sale of common stock in our initial public offering, a long-term mortgage and a line of credit. In July 1997, we purchased an office building in Studio City, California with cash and a Small Business Administration loan in the amount of $583,000. This loan was being repaid with monthly payments of $5,823 over 25 years. In December 1997, we sold 116,504 (29,126 of which were surrendered on November 1, 1998) shares of common stock to Dr. Gray for $900,000. In January 1998 and April 1998, we obtained two short-term loans from an unrelated third party for $300,000 and $200,000, respectively. These loans bear interest at the rate of 8% per annum and were repaid during the first quarter of 1999. In addition, in June 1997, we obtained a $750,000 line of credit (increased to $1,500,000 during the third quarter of 1999) from a major financial institution that is collateralized by substantially all of our assets, except our office building, and the loan is guaranteed by our majority stockholder. In August 1998, we obtained a working capital loan in the amount of $300,000 collateralized by a second trust deed on our land and office building. In January and April 1999, we sold a total of 250,000 shares of common stock and warrants to purchase an additional 250,000 shares of common stock in a private placement at $7 per share for an aggregate of $1,750,000, with underwriting commissions and expenses of $201,250 and in April 1999 we sold 142,858 shares of convertible preferred stock and warrants to purchase 142,858 shares of common stock in a private placement at $7 per share for an aggregate of $1,000,000 with underwriting commissions and expenses of $115,000. In May 1999, we issued three notes payable in a private placement for aggregate proceeds of $550,000 net of commissions and expenses of $108,000. In connection with these three notes payable agreements, we also issued warrants to purchase 78,571 shares of common stock. In June 1999 we sold 2,000,000 shares of common stock in its initial public offering at $8.50 per share for an aggregate of $17,000,000 with underwriting commissions and expenses of $1,870,000 and offering expenses of $2,722,803. In July, we purchased an office building in Van Nuys, California for $11,100,000 for which we issued a note payable in the amount of $7,856,250. We also sold our old office building in Studio City, California in September 1999 and repaid the original mortgage note in the amount of $583,000 and the $300,000 working capital loan that were secured by the building. During November 1999, the Company secured a $5 million debenture of which $1,463,403 was drawn down in 1999. During the first quarter of 2000, we received $5,135,000 from the same lender to whom we had the loan for $1,463,403 at December 31, 1999. In connection with this debenture we issued warrants to the lender to purchase 750,000 shares of common stock with an exercise price of $7.00. In February, 2000 the Company issued a convertible debenture in the amount of $1 million along with a warrant to purchase 22,500 shares of the Company's common stock at an exercise price of $12.00 and the issuance of 15,000 shares of the Company's common stock. The debenture is convertible into common stock at $5.00 per share if it is held to maturity. The debenture was due on April 7, 2000 and has been repaid. We will take a charge to earnings for the 15,000 shares of common stock issued in connection with this debenture.

During the second quarter of 1999, and in connection with the termination of our business relationship with Trade Your Way To Riches, Inc. ("TYWR"), a company wholly owned by our majority stockholder, we exercised our option to purchase the customer lists of TYWR, which option TYWR had granted to us prior to our initial public offering. The purchase price of $3,821,134 for the customer lists was approximately the fair market value, based on the projected revenues from sales from the lists' use. The purchase price was paid through the exchange of advances made by the Company to TYWR of $3,821,134, of which $2,270,330 of these advances were made in 1999, for the customer lists. Under the terms of the transaction, if the gross profit from use of the list during the first 18 months does not meet or exceed the purchase price, then TYWR must refund to us the difference between actual gross profit during such period and the purchase price. We had the right to use the customer list during the second quarter of 1999 in consideration of the customary 25% commission for customer list use. Under the terms of the option, we did not have to pay this commission if we exercised the option to purchase prior to September 30, 1999. During the year ended December 31, 1999 we generated sales from these customer lists which resulted in gross profits of $2,645,459. Through the first quarter of 2000, the gross profit generated from sales from these customer lists exceeded the purchase price. None of the proceeds of our initial public offering were used to fund this purchase. The foregoing transaction was approved by our audit committee.

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
                                                                 -----------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
     Series A convertible preferred stock, $0.001 par value
         5,000,000 shares authorized
         142,858 shares issued and outstanding
         ($7.00 per share liquidation preference,
         dividends of $72,917 in arrears)                                143
     Common stock, $0.001 par value
         25,000,000 shares authorized
         5,310,000 shares issued and outstanding                       5,310
     Additional paid-in capital                                   17,591,041
     Common stock committed                                           28,440
     Accumulated deficit                                          (8,296,550)
     Treasury stock                                                 (105,670)
                                                                 -----------
              Total stockholders' equity                           9,222,714
                                                                 -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $29,858,949
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

                  GENESISINTERMEDIA.COM, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998
--------------------------------------------------------------------------------

                                         Preferred Stock   Common Stock   Additional  Common
                                         ---------------  --------------   Paid-in    Stock    Accumulated   Treasury
                                         Shares  Amount   Shares  Amount   Capital   Committed   Deficit       Stock       Total
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

         Impairment of Long-Lived Assets

         The Company continually monitors its long-lived assets to determine whether any impairment of these assets has occurred. In making such determination, the Company evaluates the performance, on an undiscounted cash flow basis, of the underlying assets or group of assets that gave rise to this amount. To date, no such impairment has occurred.

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

                  GENESIDINTERMEDIA.COM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

NOTE 5 - RELATED PARTY TRANSACTIONS (CONTINUED)

         Customer List

         During the second quarter of 1999, and in connection with the termination of its business relationship with Trade Your Way To Riches, Inc. ("TYWR"), a company wholly owned by the Company's majority stockholder, the Company exercised its option to purchase the customer lists of TYWR, which option TYWR had granted to the Company prior to the Company's initial public offering. The purchase price of $3,821,134 for the customer lists was the approximate fair market value, based on the projected revenues from sales from the lists' use. The purchase price was paid through the exchange of advances made by the Company to TYWR of $3,821,134, of which $2,270,330 of these advances were made in 1999, for the customer list. Under the terms of the transaction, if the gross profit to the Company from use of the list during the first 18 months does not meet or exceed the purchase price, then TYWR must refund to the Company the difference between actual gross profit during such period and the purchase price. The Company had the right to use the customer list during the second quarter of 1999 in consideration of the customary 25% commission for customer list use. Under the terms of the option, the Company did not have to pay this commission if it exercised the option to purchase prior to September 30, 1999. During 1999, (subsequent to the purchase of this list) the Company generated sales from these customer lists which resulted in gross profits of $2,645,459. In 2000, the gross profits generated from sales from these customer lists exceeded the purchase price. The customer lists are being amortized over 24 months. None of the proceeds of the Company's initial public offering were used to fund this purchase.

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

                                       53

                  GENESIDINTERMEDIA.COM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

NOTE 11 - SUBSEQUENT EVENT

         In February 2000, the Company issued a $1 million convertible debenture and warrants to purchase 22,500 shares of the Company's common stock at an exercise price of $12.00 per share and 15,000 shares of the Company's common stock. The debenture is convertible into the Company's common stock at $5.00 per share if it is held to maturity. The debenture was due on April 7, 2000 and repaid by the Company on April 14, 2000. The Company will take a charge to earnings for the issuance of the 15,000 shares of Common Stock.

         The Company granted 47,000 incentive stock option to employees under the Company's stock option plan in February 2000.

         During the first quarter of 2000, the Company received $5,135,000 from the same lender to whom the Company had the unsecured note payable at December 31, 1999 of $1,463,403. The payment terms for these funds are the same as for the previous funds.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable
                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTER AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The following table sets forth the name, age and position with the Company of each officer and director of the Company as of the date of this Report.

     The current directors, executive officers and key employees of the Company are as follows:

            NAME                       AGE               POSITION
     Ramy El-Batrawi                   38     Chairman of the Board and Chief
                                              Executive Officer
     Douglas E. Jacobson               53     Director, Chief Financial Officer
     Craig T. Dinkel                   41     Chief Operating Officer
     George W. Heyworth                50     Director
     Michael R. Fulger                 51     Director

    RAMY EL-BATRAWI. Mr. El-Batrawi is the principal stockholder and chief executive officer of the Company. He has been a director and chairman of the board of the Company since its inception in October 1993. Mr. El-Batrawi's prior experience has included international business marketing where he facilitated and negotiated significant transactions between global industrial companies and world governments. Firms with which he has been involved include Lockheed Corporation, Carnival Cruise Lines Inc., Lonrho, Inc., McDonalds Corporation and Eastern Airlines.

    DOUGLAS E. JACOBSON. Mr. Jacobson has been a director of the Company since October 1998. Mr. Jacobson has been a certified public accountant for over 25 years and is a graduate of the College of William and Mary in Virginia. His experience includes working for local public accounting firms and Coopers & Lybrand where he audited privately held and SEC-registered public corporations. He was responsible for supervising the financial audit staff of a major retail drug chain, Eckerd Drugs in Clearwater, Florida for three years. Subsequent to that position, he managed the internal audit functions for a highly diversified, closely held family conglomerate, Lykes Bros. Inc., for four years. In that position he was responsible for nationwide audits and reporting directly to the Chairman. From 1983 to 1997, as a sole practitioner certified public accountant, he performed accounting, audit and tax services for key family members and other clients, including the Company. As the Company's chief financial officer, Mr. Jacobson's responsibilities include overseeing and preparing the financial analysis of the Company's financial growth and reporting.

     CRAIG T. DINKEL. Mr. Dinkel joined the Company as its chief operating officer in October 1998. Prior to joining the Company, Mr. Dinkel served as chief operating officer of Trade Your Way To Riches, Inc., a company owned by Mr. El-Batrawi. Mr. Dinkel's responsibility is to manage and oversee the day-to-day operations of the Company, including the management of our core group of inbound and outbound telemarketers. His principal responsibilities include effectuating the Company's marketing plans, business development, customer service and fulfillment, and management of information systems. From April 1996 to April 1997, he was the manager of special projects reporting directly to Michael Levy, president and chief executive officer of Positive Response Television, Inc., a subsidiary of National Media Corporation. He managed that company's profit center and was responsible for the delivery of customized, call center services to inbound and outbound clients. Prior to April 1996, Mr. Dinkel acted as a licensed futures trader. He received his undergraduate degree from California State University Northridge and is currently seeking a masters degree from the Peter Drucker School of Executive Management in Claremont, California.

    GEORGE W. HEYWORTH. Mr. Heyworth was elected a director of the Company in January 1999. From March 1998 to February 1999, Mr. Heyworth was the vice-president of Intersolv/MicroFocus Inc., a software change management firm. He is directly responsible for formulating business strategy, partnerships, acquisitions and product direction for Intersolv/MicroFocus, Inc. Prior to joining Intersolv, Mr. Heyworth was chief technology officer and vice president of engineering at Cadis, Inc., where he was a key member of the senior management team. Prior to joining Cadis, Inc. in March 1997, Mr. Heyworth held several technical management positions at Perot Systems Corporation, which he joined in April 1994. These positions included director of software development and director of global technical training. Mr. Heyworth also served as chief software engineer for NASA's Space Station Trainer from January to December 1993. Prior to this project, Mr. Heyworth worked as program manager of NASA's Computer Services Programs. Mr. Heyworth received his Masters of Science degree from the University of Oregon and is a graduate of the United States Military Academy, where he received a Bachelor of Science degree in Civil Engineering.

     MICHAEL R. FUGLER. Mr. Fugler. was appointed as a Director in December 1999. Mr. Fugler is Managing Director Corporate Finance for I-Bankers Securities, Inc., the lead underwriter for the Company's 1999 initial public offering. After receiving his Juris Doctorate from Louisiana State University in 1972, Mr. Fugler embarked on a legal career that began with litigation and later focused on international law, corporate law and finance. He became a leader and active participant in the International Bar Association, The American Bar Association, and The American Association of Trial Lawyers. In the past ten years he has gained expertise in international investment and merchant banking. Mr. Fugler currently holds Series 7, 24, and 63 securities licenses.

    None of our directors, executive officers or key employees is related to any other of our directors, executive officers or key employees.

     Pursuant to Section 16 (a) of the Securities Exchange Act of 1934, and the rules issued thereunder, the Company's directors and executive officers are required to file with the Securities and Exchange Commission reports of ownership and changes in ownership of Common Stock and other equity securities of the Company. Copies of such reports are required to be furnished to the Company. Based solely on a review of the copies of such reports furnished to the Company, or written representations that no other reports were required, the Company believes that, during the Company's fiscal year ended December 31, 1999, all of its executive officers and directors complied with the requirements of
Section 16 (a) except that Mr. El-Batrawi filed late, a Form 4 related to a disposition of common stock and rights to acquire common stock that occurred in November 1999, and Mr. Fugler has not filed a Form 3 in connection with his appointment to the board of directors in December 1999.

ITEM 10. EXECUTIVE COMPENSATION

     The following table sets forth the annual compensation paid to executive officers of the Company for the fiscal year ended December 31, 1999, the year in which the Company became a publicly reporting company and 1998.

                                             Annual Compensation                          Long-Term Compensation
                                    ----------------------------------- -----------------------------------------------------------
                                                                                   Awards                 Payouts
                                                                        ------------------------------- -----------
                                                           Other         Restricted       Securities      Other          All
           Name and                                        Annual          Stock          Underlying       LTIP         Other
      Principal Position   Year  Salary ($)  Bonus ($) Compensation ($)  Award(s) ($)  Options/SARs (#) Payouts ($) Compensation ($)
------------------------   ----  ----------  --------- ---------------- -------------  ---------------- ----------- ---------------
Ramy El-Batrawi            1999    250,018       -       2,000,000 (1)        -                -             -         22,654 (3)
Chairman and               1998     62,500       -         955,000 (1)        -                -             -         11,327 (3)
Chief Executive Officer

Douglas E. Jacobson        1999    120,023       -            -               -                -             -         13,253 (2)
Chief Financial Officer    1998     13,615       -            -               -                -             -          2,126 (2)


Craig T. Dinkel            1999    175,102       -            -               -                -             -             -
Chief Operating Officer    1998     18,050       -            -               -                -             -             -


(1) Mr. El-Batrawi received distributions of undistributed S corporation earnings of $2,000,000 and $955,000 in 1999 and 1998, respectively.
(2) Represents leasepayments made for Mr. Jacobson's automobile.
(3) Represents depreciation expense on a Company automobile used by Mr. El-Batrawi.

No options were granted to the named executive officers in 1999


     The following table sets forth certain information with respect to the unexercised options to purchase common stock held by the named executive officers as of December 31, 1999 and options exercised by named executive officers in the fiscal year ended December 31, 1999.

                AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR-END OPTION VALUE

                                                       NUMBER OF SECURITIES         VALUE OF UNEXERCISED
                                                      UNDERLYING UNEXERCISED        IN-THE-MONEY OPTIONS
                         SHARES                       OPTIONS AT 12/31/99(#)           AT 12/31/99($)(1)
                       ACQUIRED ON     VALUE        --------------------------  ---------------------------
     NAME              EXERCISE(#)   REALIZED($)    EXERCISABLE  UNEXERCISABLE  EXERCISABLE   UNEXERCISABLE
     ----              -----------   -----------    -----------  -------------  -----------   -------------
Ramy El-Batrawi.......     --           --              --             --            --            --
Douglas E. Jacobson...     --           --            150,000          --             0             0
Craig T. Dinkel.......     --           --            100,000          --             0             0

(1) At December 31, 1999, the exercise price of the options were greater than the market value of the Company's Common Stock.

ITEM 11. SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options held by that person that are currently exercisable or become exercisable within 60 days following March 31, 2000 are deemed outstanding. Those shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person. Unless otherwise indicated in the table, the persons and entities named in the table have sole voting and sole investment power with respect to the shares set forth opposite the stockholder's name.

                                                                   AMOUNT AND NATURE
                                                                     OF BENEFICIAL       PERCENT OF COMMON
              NAME AND ADDRESS OF BENEFICIAL OWNER                     OWNERSHIP               STOCK
Ramy El-Batrawi
5805 Sepulveda Boulevard, Van Nuys, CA 91411                          2,912,622               54.9%

Douglas E. Jacobson
5805 Sepulveda Boulevard, Van Nuys, CA 91411                            150,000                2.7%

Craig T. Dinkel
5805 Sepulveda Boulevard, Van Nuys, CA 91411                            100,000                1.8%

George Heyworth
5805 Sepulveda Boulevard, Van Nuys, CA 91411                             25,000                  *

Michael R. Fulger
5805 Sepulveda Boulevard, Van Nuys, CA 91411                                --                  --

All directors and executive officers as a group (five persons)        3,187,622               57.1%

* less than 1%

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Company purchases media airtime and resells it to other companies. For the years ended December 31, 1999 and 1998, media sold to a company owned by Mr. El-Batrawi amounted to $0 and $3,702,731, respectively.

     During the second quarter of 1999, and in connection with the termination of its business relationship with Trade Your Way To Riches, Inc. ("TYWR"), a company wholly owned by Mr. El-Batrawi, the Company exercised its option to purchase the customer lists of TYWR, which option TYWR had granted to the Company prior to the Company's initial public offering. The purchase price of $3,821,134 for the customer lists was the approximate fair market value, based on the projected revenues from sales from the lists' use. The purchase price was paid through the exchange of advanes made by the Company to TYWR of $3,821,134, of which $2,270,330 of these advances were made in 1999, for the customer lists. Under the terms of the transaction, if the gross profit to the Company from use of the list during the first 18 months does not meet or exceed the purchase price, then TYWR must refund to the Company the difference between actual gross profit during such period and the purchase price. The Company had the right to use the customer list during the second quarter of 1999 in consideration of the customary 25% commission for customer list use. Under the terms of the option, the Company did not have to pay this commission if it exercised the option to purchase prior to September 30, 1999. During 1999 (subsequent to the purchase of this list), the Company generated sales from these customer lists which resulted in gross profits of $2,645,459. In 2000, the gross profits generated from sales from these customer lists exceeded the purchase price. None of the proceeds of the Company's initial public offering were used to fund this purchase.

     In connection with the sales efforts "road show" and visits to regulatory agencies in connection with the Company's initial public offering, the Company leased an airplane from Genesis Aviation, Inc. ("Aviation"), a company wholly owned by Mr. El-Batrawi. During 1999, the Company reimbursed Aviation for use of the airplane in the amount of $510,593.

     In April 1999, the Company entered into a strategic alliance with Global Leisure Travel, Inc. ("Global"), a leading provider of wholesale travel to travel agents and consumers. Global's majority stockholder is a company that is wholly owned by Mr. El-Batrawi. The strategic alliance provided that the Company would become the principal marketing and advertising agent and the exclusive Internet marketing and advertising agent and eCommerce consultant and provider to Global and all of its subsidiaries and affiliates. Global also granted the Company an option to acquire all of the technology and assets comprising its proprietary computerized travel marketing system known as the Contour System. The agreed purchase price is the actual cost of development. In June 1999, the Company exercised this option and purchased the Contour System for $2.5 million. In December 1999, the Company sold the Contour System back to Global by transferring the Contour System and certain notes payable in the amount of $3,000,000 to Global. There was no gain or loss on this transaction as the Company's basis in the Contour System had increased by approximately $500,000 from additional development costs paid by the Company.

     For the years ended December 31, 1999 and 1998, the Company earned $0 and $1,789,415, respectively, in commission from selling products for companies owned by Mr. El-Batrawi. The commission received from selling these products ranged from 35% to 55%.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

             (a) Exhibits, See Exhibit Index at page 62.


             (b) Reports on Form 8-K

                None.

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

              SIGNATURE                                       TITLE                             DATE
          /s/ RAMY EL-BATRAWI
-----------------------------------------
            Ramy El-Batrawi               Chairman of the Board and Chief Executive
                                          Officer (Principal Executive Officer)            April 28, 2000


        /s/ DOUGLAS E. JACOBSON
-----------------------------------------
          Douglas E. Jacobson             Director, Chief Financial Officer (Principal
                                          Financial and Accounting Officer)                April 28, 2000


         /s/ GEORGE W. HEYWORTH
-----------------------------------------
           George W. Heyworth             Director                                         April 28, 2000

         /s/ MICHAEL R. FUGLER
-----------------------------------------
           Michael R. Fugler              Director                                         April 28, 2000


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

                                       62

 EXHIBIT                                        DESCRIPTION                                       FILED
10.13           Lease Agreement (dated July 24, 1998)                                                 *
10.14           WCMA Note, Loan and Security Agreement between the Registrant and Merrill Lynch
                Business Financial Services, Inc.                                                     *
10.15           Addendum to that Lease dated July 24, 1998 between the Registrant and Southern
                California Sunbelt Developers, Inc.                                                   *
10.16           License Agreement between the Registrant (as assignee) and John Gray, Ph.D.
                dated September 29, 1993                                                              *
10.17           Amendment to Agreement between the Registrant (as assignee) and John Gray, Ph.D.      *
10.18           Employment Agreement between Registrant and Michael F. Costa                          *
10.19           Employment Agreement between Registrant and Christopher Miglino                       *
10.20           Assignment between Registrant (as Assignee) and Ramy El-Batrawi (as Assignor)         *
10.21           Surrender and Cancellation Agreement among the Registrant, Ramy El-Batrawi and
                John M. Gray                                                                          *
10.22           Term Sheet between the Registrant and Global Leisure Travel, Inc.                     *
10.23           Letter Amendment to Employment Agreement between Registrant and Michael F.
                Costa dated as of April 9, 1999                                                       *
10.24           Letter Amendment to Employment Agreement between Registrant and Christopher
                Miglino dated as of April 9, 1999                                                     *
10.25           Lease Agreement between Winter Quarters Resort Properties Ltd. and the
                Registrant dated April 29, 1999                                                       *
10.26           Registration Rights Agreement between Registrant and Purchases of Genesis
                Intermedia.com, Inc. Series A Convertible Preferred Stock and Warrants                *
10.27           Stock Purchase Agreement between Registrant and Global Leisure Travel, Inc.
                dated June 1999                                                                       **
10.28           Stock Purchase Agreement between Registrant and Global Leisure Travel, Inc.
                dated December 1999                                                                   **
10.29           Securities Purchase Agreement between Registrant and Ultimate Holding, Ltd., a
                Bermuda Ltd. dated November 1999                                                      **
10.30           Securities Purchase Agreement and Warrants dated November 25, 1999 with
                Ultimate Holding, Ltd., a Bermuda Ltd.                                                **
10.31           Securities Purchase Agreement for Convertible Debenture dated February 7, 2000        F
21.1            Subsidiaries of the Registrant                                                        F
23.1            Consent of Singer Lewak Greenbaum & Goldstein LLP                                     F
27.1            Financial Data Schedule                                                               F


* Incorporated by reference to the Company's Registration Statement on Form SB-2 (Commission File No. 333-66281).
**   Previously filed.
F    Filed herewith