Form 10QSB
period 2000-03-31
GENESISINTERMEDIA COM INC
filed 2000-05-15
CIK 1071522

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
 (Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

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

State the number of shares outstanding of each of the issuer's classes of common equity. As of May 15, 2000 - 5,415,000 shares of Common Stock

Transitional Small Business Disclosure Format (check one):  Yes [   ]   No [X]

                           GENESISINTERMEDIA.COM, INC.
                                      INDEX

                                                                          Page
                                                                         Number

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

           Condensed Consolidated Balance Sheet as of March 31, 2000      2-3

           Condensed Consolidated Statements of Operations for
           the three months ended March 31, 2000 and 1999                  4

           Condensed Consolidated Statements of Cash Flows for
           the three months ended March 31, 2000 and 1999                  5

           Notes to Condensed Consolidated Financial Statements           6-9

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                     10-15

Part II.   OTHER INFORMATION

Item 1.    Legal Proceedings                                             16-17

Item 2.    Change in Securities and Use of Proceeds                       18

Item 3.    Defaults Upon Senior Securities                                18

Item 4.    Submission of Matters to a Vote of Security Holders            18

Item 5.    Other Information                                              18

Item 6.    Exhibits and Reports on Form 8-K                               18

SIGNATURES                                                                18

Part III.  EXHIBITS

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

GENESISINTERMEDIA.COM, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
AS OF MARCH 31, 2000
(unaudited)

ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                                   $     350,425
  Accounts receivable, net                                                        2,926,644
  Inventories                                                                       637,319
  Prepaid advertising                                                             2,279,966
  Advances receivable                                                             1,166,981
  Deposits and other prepaid assets                                               2,622,461
                                                                              -------------

TOTAL CURRENT ASSETS                                                              9,983,796

PROPERTY AND EQUIPMENT, NET                                                      17,982,003
CUSTOMER LISTS                                                                    2,388,210
GOODWILL, NET                                                                       403,173
OTHER ASSETS                                                                        773,533
                                                                              -------------

TOTAL ASSETS                                                                  $  31,530,715
                                                                              =============

GENESISINTERMEDIA.COM, INC.
CONDENSED CONSOLIDATED BALANCE SHEET (CONTINUED)
AS OF MARCH 31, 2000
(unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Current portion of notes payable                                             $    571,041
  Current portion of capital lease obligations                                      314,487
  Line of credit                                                                  1,301,735
  Accounts payable                                                                5,200,376
  Accrued payroll taxes                                                           1,746,722
  Other accrued liabilities                                                         692,761
  Income taxes payable                                                               65,000
                                                                               ------------

TOTAL CURRENT LIABILITIES                                                         9,892,122

NOTES PAYABLE, NET OF CURRENT PORTION                                            16,884,894
CAPITAL LEASE OBLIGATIONS, NET OF CURRENT PORTION                                   345,047
                                                                               ------------

TOTAL LIABILITIES                                                                27,122,063

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Convertible preferred stock, $0.001 par value 5,000,000 shares authorized
   142,858 shares issued and outstanding
   ($7.00 per share liquidation preference                                              143
   Dividends of $94,792 in arrears)
Common stock, $0.001 par value
   25,000,000 shares authorized
   5,415,000 shares issued and outstanding                                            5,415
Additional paid-in capital                                                       17,780,271
Common stock committed                                                               28,440
Accumulated deficit                                                             (13,299,947)
Treasury stock                                                                     (105,670)
                                                                               ------------

TOTAL STOCKHOLDERS' EQUITY                                                        4,408,652
                                                                               ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                     $ 31,530,715
                                                                               ============





                           See the accompanying notes

GENESISINTERMEDIA.COM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                              3 MONTHS               3 MONTHS
                                                                                ENDED                  ENDED
                                                                              MARCH 31,              MARCH 31,
                                                                                2000                   1999
                                                                          ------------------     ------------------
                                                                             (unaudited)            (unaudited)


NET REVENUE
     Media sales                                                          $         395,382      $       3,938,020
     Product sales                                                                5,781,410              3,789,988
     Commission and royalties                                                     1,087,972                 69,606
     Other                                                                          630,839                      -
                                                                          ------------------     ------------------
TOTAL  NET REVENUE                                                                7,895,603              7,797,614
                                                                          ------------------     ------------------

OPERATING COSTS AND EXPENSES
     Media purchases                                                                308,561              3,500,462
     Direct costs                                                                 1,586,720                373,054
     Selling, general and administrative expenses                                10,754,453              3,299,688
                                                                          ------------------     ------------------
TOTAL OPERATING COSTS AND EXPENSES                                               12,649,734              7,173,204
                                                                          ------------------     ------------------
INCOME (LOSS) FROM OPERATIONS                                                   (4,754,131)                624,410
OTHER EXPENSES
     Interest expense                                                               275,889                 46,207
     Financing costs                                                                103,125
                                                                          ------------------     ------------------
TOTAL OTHER EXPENSES                                                                379,014                 46,207
                                                                          ------------------     ------------------
INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES                                 (5,133,145)                578,203
PROVISION (BENEFIT) FOR INCOME TAXES                                                      -                195,000
                                                                          ------------------     ------------------
NET INCOME (LOSS)                                                         $     (5,133,145)      $         383,203
                                                                          ==================     ==================

BASIC EARNINGS (LOSS) PER COMMON SHARE                                    $          (0.95)      $            0.12
                                                                          ==================     ==================
DILUTED EARNINGS (LOSS) PER COMMON SHARE                                  $          (0.95)      $            0.12
                                                                          ==================     ==================
WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING                                        5,407,501              3,240,556
                                                                          ==================     ==================



                           See the accompanying notes

  GENESISINTERMEDIA.COM, INC.
  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   3 MONTHS                3 MONTHS
                                                                     ENDED                   ENDED
                                                                   MARCH 31,               MARCH 31,
                                                                     2000                    1999
                                                            ---------------------   ---------------------
                                                                  (unaudited)            (unaudited)

  CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)                                                $(5,133,145)    $            383,203
   Adjustments to reconcile net income to net cash
     Provided by (used in) operating activities
   Depreciation and amortization                                         820,066                  84,758
   Stock issued for financing costs                                      103,125
   Deferred taxes                                                              -                 (7,000)
   (Increase) decrease in operating assets                           (1,039,207)               (312,525)
   Increase (decrease) in operating liabilities                      (1,147,528)                 329,789
                                                            ---------------------   ---------------------

   Net cash provided by (used in) operating activities               (6,396,689)                 478,225
                                                            ---------------------   ---------------------

  CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of property and equipment                                (1,169,314)               (176,966)
   Cash acquired with purchase of Dynatype                               174,710                       -
   Other                                                                  31,561               (161,939)
                                                            ---------------------   ---------------------

   Net cash used in investing activities                               (963,043)               (338,905)
                                                            ---------------------   ---------------------

  CASH FLOWS FROM FINANCING ACTIVITIES
   Net proceeds from related parties                                           -                 (3,281)
   Net proceeds from line of credit                                    (203,671)                  67,868
   Distribution to stockholder                                                 -             (2,000,000)
   Proceeds from notes payable                                         7,360,248                       -
   Proceeds from sale of common stock, net                                     -               1,548,750
   Payment of offering costs                                                   -               (106,556)
   Payments on notes payable and capital leases                         (36,165)               (542,206)
                                                            ---------------------   ---------------------

  Net cash provided by financing activities                            7,120,412             (1,035,425)
                                                            ---------------------   ---------------------

  Net decrease  in cash and cash equivalents during period             (239,320)               (896,105)

  CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                         589,745               1,841,562
                                                            ---------------------   ---------------------

  CASH AND CASH EQUIVALENTS, END OF PERIOD                  $            350,425    $            945,457
                                                            =====================   =====================





                           See the accompanying notes

                           GENESISINTERMEDIA.COM, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION

The unaudited Condensed Consolidated Financial Statements have been prepared by GenesisIntermedia.com, Inc. (the "Company" or "Genesis"), pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The results of the three months ended March 31, 2000 are not necessarily indicative of the results to be expected for the full year ending December 31, 2000.


NOTE 2 - EARNINGS PER SHARE

In 1997, the Financial Accounting Standard Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." SFAS No. 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. Basic earnings per share is computed using the weighted-average number of common shares outstanding during the period. Common equivalent shares are excluded from the computation if their effect is anti-dilutive. There are no common stock equivalents for the three months ended March 31, 2000 since the Company incurred a net loss; therefore any common stock equivalents would be anti-dilutive.


NOTE 3 - NOTES PAYABLE

In February 2000, the Company issued a $1,000,000 convertible debenture, warrants to purchase 22,500 shares of the Company's common stock at an exercise price of $12.00 per share and 15,000 shares of the Company's common stock. The debenture is convertible into the Company's common stock at $5.00 per share if it is held to maturity. The debenture was due on April 7, 2000 and was repaid by the Company on April 14, 2000. The Company took a charge to earnings for the issuance of the 15,000 shares of common stock in the amount of $103,125.

During the first quarter of 2000, the Company received $7,360,248 from the same lender to whom the Company had the unsecured note payable at December 31, 1999 of $1,463,403. The payment terms for these are the same as for the previous funds

                           GENESISINTERMEDIA.COM, INC.
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


NOTE 4 - STOCKHOLDERS' EQUITY

On May 2, 2000, the Company issued 4,000 shares of its Series B Convertible Preferred Stock to two investors for gross proceeds of $4,000,000. The Series B Convertible Preferred Stock has a liquidation preference of $1,000 per share and carries a 5% cumulative dividend payable at the end of each calendar quarter. The Company also issued to the investors an aggregate of 112,000 warrants to purchase the Company's common stock at $17.74 per share, which represents 115% of the market value of the Company's stock at the closing date. The Series B Convertible Preferred Stock is convertible into common stock at 110% of the market value of the Company's common stock at the closing date ("Fixed Price") if converted within 45 days after the closing date, and the lesser of the Fixed price or the market value of the Company's common stock at the conversion date if converted 45 days or more after the closing date.


NOTE 5 - CONTINGENCIES

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

Although the CFTC has articulated its belief that Genesis, by virtue of our involvement in the production and marketing of the infomercial, may be required to be registered in some capacity to continue to engage in our sales activities related to the Trade products, the Company believes the CFTC's analysis and conclusions are incorrect and are based on incomplete information. In October 1998, the Company issued a written response to the CFTC's position setting forth the reasons why the Company is not required to register in any capacity with the CFTC. The CFTC has indicated that registration may be required. The Company has been advised by our counsel that the initiation of a CFTC enforcement action against us requiring registration or seeking the imposition of sanctions is unwarranted. As of the date of this filing, there has been no indication that the CFTC seeks any relief other than registration. To date, no complaint or enforcement action has been asserted against Genesis, our officers, directors or employees.

                           GENESISINTERMEDIA.COM, INC.
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

NOTE 5 - CONTINGENCIES, CONTINUED

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

                           GENESISINTERMEDIA.COM, INC.
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

NOTE 5 - CONTINGENCIES, CONTINUED

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

NOTE 6 - SUBSEQUENT EVENT

On April 1, 2000, the Company purchased Dynatype Design and Graphics Centers, Inc. ("Dynatype"), a company that provides creative design and graphic services. Its clients include Fortune 500 companies. The Company issued 90,000 shares of its common stock for all of the issued and outstanding shares of common stock of Dynatype. The Company has accounted for this business combination using the pooling of interest method.

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

These investments enabled the Company to announce in December 1999 that CENTERLINQ had reached critical mass. Currently, the systems were installed in 20 shopping malls across the United States including those in California, Nevada, Arizona, Michigan, Pennsylvania and Indiana. Traffic at these malls thus far enable CENTERLINQ to create approximately 22 million impressions per month. The Company foresees CENTERLINQ network expansion in additional malls throughout North America, and is discussing expansion into Europe and Latin America.

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

On April 1, 2000, the Company purchased Dynatype Design and Graphics Centers, Inc. ("Dynatype"), a company that provides creative design and graphic services. Its clients include Fortune 500 companies. The Company issued 90,000 shares of its common stock for all of the issued and outstanding shares of common stock of Dynatype. The Company has accounted for this business combination using the pooling of interest method.

RESULTS OF OPERATIONS


Three Months Ended March 31, 2000 vs. March 31, 1999


                                             3 MONTHS           3 MONTHS
                                               ENDED             ENDED
                                             MARCH 31,         MARCH 31,       PERCENTAGE OF NET REVENUE
                                                                               --------------------------
                                               2000               1999            2000          1999
                                          ----------------   ---------------   ------------  ------------

Net Revenue
  Media sales                                 $       395       $     3,938           5.0%         50.5%
  Product sales                                     5,782             3,790          73.2%         48.6%
  Commissions and royalties                         1,088                70          13.8%          0.9%
  Other                                               631                 -           8.0%
                                          ----------------   ---------------   ------------  ------------
Total net revenue                                   7,896             7,798         100.0%        100.0%
Operating expenses
  Media purchases                                     309             3,501           3.9%         44.9%
  Direct costs                                      1,587               373          20.1%          4.8%
  Selling, general and administrative              10,754             3,300         136.2%         42.3%
                                          ----------------   ---------------   ------------  ------------
Total operating expenses                           12,650             7,174         160.2%         92.0%
                                          ----------------   ---------------   ------------  ------------
Income (loss) from operations                     (4,754)               624        (60.2%)          8.0%
Interest expense                                      276                46           3.5%          0.6%
Financing costs                                       103                             1.3%             -
                                          ----------------   ---------------   ------------  ------------
Income (loss) before income taxes                 (5,133)               578        (65.0%)          7.4%
Provision (benefit) for income taxes                    -               195              -          2.5%
                                          ================   ===============   ============  ============
Net income (loss)                           $     (5,133)        $      373        (65.0%)          4.9%
                                          ================   ===============   ============  ============


Revenue for the three months ended March 31, 2000 increased by $98,000 or 1.3% from $7,798,000 for the three months ended March 31, 1999 to $7,896,000 for the same period in 2000. The increase in revenue was due to the following:

* Product sales increased $1,992,000 or 52.6% principally as a result of the Company's success in selling its new products and programs. The Company has acquired several new products over the past 12 months;

* Commissions and royalties increased by $1,018,000 from $70,000 for the three months ended March 31, 1999 to $1,088,000 for the same period in 2000. The increase is due to the Company's call center in St. George, Utah focusing on selling other company's products and on a marketing alliance entered into by the Company whereby its receives a commission for selling other companies products.

* Other revenue increased by $631,000 from $0 for the three months ended March 31, 1999 to $631,000 for the same period in 2000. Other revenue consists of rental income of $208,000 from leasing office space in the Company's office building to third parties and services revenue of $423,000 from creating design and graphic products for customers. The increase in other income is due to the Company purchasing its office building in July 1999 and the acquisition of Dynatype Design and Graphics Centers, Inc. on April 1, 2000, which has been accounted for using the pooling of interest method.

* Media sales decreased from $3,938,000 for the three months ended March 31, 1999 to $395,000 for the same period in 2000 due to the Company focusing more time and resources on promoting its new products and not focusing on selling media time to third parties;

Media purchases for the three months ended March 31, 2000 decreased by $3,192,000 or 91.2% from $3,501,000 for the three months ended March 31, 1999 to $309,000 for the same period in 1999. The decrease is due to the Company focusing more effort on selling its products rather than selling media time to third parties.

Direct costs for the three months ended March 31, 2000 increased by $1,214,000 or 325.5% from $373,000 for the three months ended March 31, 1999 to $1,587,000 for the same period in 2000. The increase was due to significant increased product sales during the first quarter of 2000. Direct costs as a percentage of product sales increased from 9.8% for the three months ended March 31, 1999 to 27.4% for the same period in 2000. The increase is due to higher product costs associated with the products and programs the Company is currently selling when compared to the products sold by the Company the first quarter of 1999.

Selling, general and administrative expenses for the three months ended March 31, 2000 increased by $7,454,000 or 225.9% from $3,300,000 for the three months ended March 31, 1999 to $10,754,000 for the same period in 2000. The increase was due principally to an increase in payroll and related benefits of $1,497,000 and an increase in selling related expenses of 4,075,000. Selling related expenses include the cost of acquiring customer names, purchasing media time for airing of infomercials, royalties and telemarketing costs. The Company expensed $3,593,000 in media airtime during the first quarter of 2000. As a result of expanding operations through the creation of Genesis Intermedia, the Company's general and administrative costs have increased. Most of the expenses incurred by Genesis Intermedia to develop its Centerlinq Network are classified as general and administrative expenses. The Company has taken steps to significantly expand its Centerlinq Network of kiosks in shopping malls.

Interest expense for the three months ended March 31, 2000 increased by $230,000 or 500% from $46,000 for the three months ended March 31, 1999 to $276,000 for the same period in 2000. The increase in interest expense was due to the issuance of a note payable secured by the Company's new corporate office building in Van Nuys, California, an increase in the Company's line of credit, notes payable and capitalized lease obligations.

Financing costs for the three months ended March 31, 2000 increased by $103,125 from $0 for the three months ended March 31, 1999 to $103,125 for the same period in 2000. The increase is due to the issuance of 15,000 shares of the Company's common stock in connection with a note payable issued in February 2000.

Income taxes for the three months ended March 31, 2000 decreased by $195,000 or 100% from $195,000 for the three months ended March 31, 1999 to $0 for the same period in 2000. The decrease in the provision for income taxes is due to the net loss incurred by the Company in the first quarter of 2000.

LIQUIDITY AND CAPITAL RESOURCES

We financed our operations initially from cash generated from operations. More recently, we have financed our operations through the sale of common and preferred stock in private placement offerings, sale of common stock in our initial public offering, a long-term mortgage and a line of credit. In January and April 1999, we sold a total of 250,000 shares of common stock and warrants to purchase an additional 250,000 shares of common stock in a private placement at $7 per share for an aggregate of $1,750,000, with underwriting commissions and expenses of $201,250 and in April 1999 we sold 142,858 shares of convertible preferred stock and warrants to purchase 142,858 shares of common stock in a private placement at $7 per share for an aggregate of $1,000,000 with underwriting commissions and expenses of $115,000. In May 1999, we issued three notes payable in a private placement for aggregate proceeds of $550,000 net of commissions and expenses of $108,000. In connection with these three notes payable agreements, we also issued warrants to purchase 78,571 shares of common stock. In June 1999 we sold 2,000,000 shares of common stock in its initial public offering at $8.50 per share for an aggregate of $17,000,000 with underwriting commissions and expenses of $1,870,000 and offering expenses of $2,722,803. In July, we purchased an office building in Van Nuys, California for $11,100,000 for which we issued a note payable in the amount of $7,856,250. In the third quarter of 1999, we increased our $750,000 line of credit to $1,500,000 from a major financial institution that is collateralized by substantially all of our assets, except our office building, and the loan is guaranteed by our majority stockholder. From November 1999 to March 2000 we have borrowed $7,823,651 from debenture secured in November 1999. In connection with this debenture, we issued warrants to purchase 750,000 shares of common stock with an exercise price of $7.00. In February 2000, the Company issued a convertible debenture in the amount of $1,000,000 along with a warrant to purchase 22,500 shares of the Company's common stock at an exercise price of $12.00 and the issuance of 15,000 shares of the Company's common stock. The debenture is convertible into common stock at $5.00 per share if it is held to maturity. The debenture was due on April 7, 2000 and has been repaid. We took a charge to earnings for the 15,000 common shares issued in connection with this debenture in the amount of $103,125. On May 2, 2000, the Company issued 4,000 shares of its Series B Convertible Preferred Stock to two investors for gross proceeds of $4,000,000. The Series B Convertible Preferred Stock has a liquidation preference of $1,000 per share and carries a 5% cumulative dividend payable at the end of each calendar quarter. The Company also issued to the investors an aggregate of 112,000 warrants to purchase the Company's common stock at $17.74 per share, which represents 115% of the market value of the Company's stock at the closing date. The Series B Convertible Preferred Stock is convertible into common stock at 110% of the market value of the Company's common stock at the closing date ("Fixed Price") if converted within 45 days after the closing date, and the lesser of the Fixed price or the market value of the Company's common stock at the conversion date if converted 45 days or more after the closing date.

During the three months ended March 31, 2000, we spent $1,169,314 on capital expenditures and used $6,396,689 in operations.

We expect to spend additional capital to expand our product lines, expand our telemarketing division, and make strategic acquisitions. We anticipate spending $15 - 20 million over the next 18 months to develop and deploy interactive multimedia kiosks in regional shopping malls across the United States and in other entertainment centers.

We believe that our current cash and cash equivalents on hand, together with existing credit facilities and the cash flow expected to be generated from operations, will be adequate to satisfy our current and planned operations through the middle of 2001. However, we are currently seeking to acquire a bank credit line or similar credit facility and seeking to refinance our mortgage on our new office building to help finance future operations and acquisitions. We are currently negotiating with certain lenders to obtain additional financing to expand CENTERLINQ. If we are not successful, out ability to expand CENTERLINQ will be adversely affected. The Company is also seeking additional financing to expand its existing business to purchase new products and purchase media time to advertise for these products. If the Company is unable to obtain this financing, its ability to purchase media time to advertise its products will be significantly limited.


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

Although the CFTC has articulated its belief that Genesis, by virtue of our involvement in the production and marketing of the infomercial, may be required to be registered in some capacity to continue to engage in our sales activities related to the Trade products, the Company believes the CFTC's analysis and conclusions are incorrect and are based on incomplete information. In October 1998, the Company issued a written response to the CFTC's position setting forth the reasons why the Company is not required to register in any capacity with the CFTC. The CFTC has indicated that registration may be required. The Company has been advised by our counsel that the initiation of a CFTC enforcement action against us requiring registration or seeking the imposition of sanctions is unwarranted. As of the date of this filing, there has been no indication that the CFTC seeks any relief other than registration. To date, no complaint or enforcement action has been asserted against Genesis, our officers, directors or employees.

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

None


Item 3.    Defaults Upon Senior Securities

None


Item 4.    Submission of Matters to a Vote of Security Holders

Not applicable


Item 5.    Other Information

Not applicable


Item 6.    Exhibits and Reports on Form 8-K

(a)      Exhibits

10.32 Agreement and Plan of Merger with Dynatype Design and Graphics Centers, Inc. dated April 1, 2000

27.1     Financial Data Schedule

(b)      Reports on Form 8-K

On February 24, 2000 the Company filed a Report on Form 8-K announcing that Blair LaCorte, resigned as of December 15, 1999 as a member of the board of directors of the Company, and that on December 3, 1999, Michael Roy Fugler was appointed a member of the Company's board of directors to succeed Mr. LaCorte.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 GENESISINTERMEDIA.COM, INC.



                                                 By: /s/ Douglas E. Jacobson
                                                 ---------------------------
                                                   Douglas E. Jacobson
                                                 Chief Financial and Principal
                                                 Accounting Officer


Date:  May 15, 2000