Form 10QSB
period 2000-06-30
GENESISINTERMEDIA COM INC
filed 2000-08-15
CIK 1071522

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

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

State the number of shares outstanding of each of the issuer's classes of common equity. As of August 14, 2000 - 6,462,600 shares of Common Stock

Transitional Small Business Disclosure Format (check one):  Yes [   ]   No [X]

                           GENESISINTERMEDIA.COM, INC.
                                      INDEX

                                                                         Page
                                                                        Number

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

           Condensed Consolidated Balance Sheet as of June 30, 2000      2-3

           Condensed Consolidated Statements of Operations for
           the three months ended June 30, 2000 and 1999                  4

           Condensed Consolidated Statements of Operations for
           the six months ended June 30, 2000 and 1999                    5

           Condensed Consolidated Statements of Cash Flows for
           the six months ended June 30, 2000 and 1999                    6

           Notes to Condensed Consolidated Financial Statements          7-11

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                    12-19

Part II.   OTHER INFORMATION

Item 1.    Legal Proceedings                                              20

Item 2.    Change in Securities and Use of Proceeds                       20

Item 3.    Defaults Upon Senior Securities                                20

Item 4.    Submission of Matters to a Vote of Security Holders            20

Item 5.    Other Information                                              20

Item 6.    Exhibits and Reports on Form 8-K                               21

SIGNATURES                                                                21

Part III.  EXHIBITS

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

GENESISINTERMEDIA.COM, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
AS OF JUNE 30, 2000
(unaudited)

ASSETS

CURRENT ASSETS

  Cash and cash equivalents                                      $   407,923
  Accounts receivable, net                                         4,735,558
  Inventories                                                      1,227,476
  Revenue earning equipment                                        4,808,647
  Prepaid advertising                                              1,994,015
  Advances receivable                                              1,162,625
  Deposits and other prepaid assets                                2,914,441
                                                              --------------

TOTAL CURRENT ASSETS                                              17,250,685

PROPERTY AND EQUIPMENT, NET                                       19,425,661
CUSTOMER LISTS                                                     1,910,569
GOODWILL, NET                                                      4,963,665
OTHER ASSETS                                                       1,299,697
                                                              --------------

TOTAL ASSETS                                                     $44,850,277
                                                              ==============

GENESISINTERMEDIA.COM, INC.
CONDENSED CONSOLIDATED BALANCE SHEET (CONTINUED)
AS OF JUNE 30, 2000
(unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

  Current portion of notes payable                              $    381,928
  Current portion of capital lease obligations                       314,487
  Convertible debentures                                             244,000
  Line of credit                                                   4,946,784
  Accounts payable                                                 4,349,210
  Accrued payroll taxes                                            1,298,311
  Other accrued liabilities                                        2,226,212
  Income taxes payable                                                65,000
                                                           ------------------

TOTAL CURRENT LIABILITIES                                         13,825,932

NOTES PAYABLE, NET OF CURRENT PORTION                             26,971,172
CAPITAL LEASE OBLIGATIONS, NET OF CURRENT PORTION                    292,515
                                                           ------------------

TOTAL LIABILITIES                                                 41,089,619

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY

Preferred stock, $0.001 par value, 5,000,000 authorized
 Convertible preferred stock
      142,858 shares issued and outstanding
      ($7.00 per share liquidation preference
      Dividends of $116,667 in arrears)                                  143
   Series B convertible preferred stock
      4,000 shares issued and outstanding
      ($1,000 per share liquidation preference
      Dividends of $50,000 in arrears)                                     4
Common stock, $0.001 par value
   25,000,000 shares authorized
   5,757,745 shares issued and outstanding                             5,758
Additional paid-in capital                                        26,768,928
Common stock committed                                                28,440
Accumulated deficit                                              (20,640,132)
Treasury stock                                                    (2,402,483)
                                                           ------------------

TOTAL STOCKHOLDERS' EQUITY                                         3,760,658
                                                           ------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $  44,850,277
                                                           ==================



                           See the accompanying notes
                                       3

GENESISINTERMEDIA.COM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                     3 MONTHS              3 MONTHS
                                                                      ENDED                 ENDED
                                                                     JUNE 30,              JUNE 30,
                                                                       2000                  1999
                                                                ------------------     ------------------
                                                                   (unaudited)            (unaudited)

REVENUE                                                             $   7,625,152          $   6,067,820

COST OF REVENUE                                                         3,142,882              1,484,797
                                                                ------------------     ------------------

GROSS PROFIT                                                            4,482,270              4,583,023

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                           10,863,602              4,062,196
                                                                ------------------     ------------------

INCOME (LOSS) FROM OPERATIONS                                         (6,381,332)                520,827
OTHER EXPENSES
     Interest expense                                                     958,853                 42,519
     Financing costs                                                            -                 64,028
                                                                ------------------     ------------------
TOTAL OTHER EXPENSES                                                      958,853                106,547
                                                                ------------------     ------------------
INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES                       (7,340,185)                414,280
PROVISION (BENEFIT) FOR INCOME TAXES                                            -                166,000
                                                                ------------------     ------------------
NET INCOME (LOSS)                                                  $  (7,340,185)           $    248,280
                                                                ==================     ==================
BASIC EARNINGS (LOSS) PER COMMON SHARE            `                $       (1.29)           $       0.07
                                                                ==================     ==================
DILUTED EARNINGS (LOSS) PER COMMON SHARE                           $       (1.29)           $       0.07
                                                                ==================     ==================
WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING                              5,692,426              3,661,648
                                                                ==================     ==================














                           See the accompanying notes
                                       4

GENESISINTERMEDIA.COM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                     6 MONTHS               6 MONTHS
                                                                       ENDED                  ENDED
                                                                     JUNE 30,               JUNE 30,
                                                                       2000                   1999
                                                                 ------------------     ------------------
                                                                    (unaudited)            (unaudited)

REVENUE                                                              $  15,520,755          $  13,865,434

COST OF REVENUE                                                          5,038,163              5,358,313
                                                                 ------------------     ------------------
GROSS PROFIT                                                            10,482,592              8,507,121

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                            21,618,055              7,361,884
                                                                 ------------------     ------------------
INCOME (LOSS) FROM OPERATIONS                                          (11,135,463)             1,145,237
OTHER EXPENSES
     Interest expense                                                    1,234,742                 88,726
     Financing costs                                                       103,125                 64,028
                                                                 ------------------     ------------------
TOTAL OTHER EXPENSES                                                     1,337,867                152,754
                                                                 ------------------     ------------------
INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES                        (12,473,330)               992,483
PROVISION (BENEFIT) FOR INCOME TAXES                                             -                361,000
                                                                 ------------------     ------------------
NET INCOME (LOSS)                                                    $ (12,473,330)          $    631,483
                                                                 ==================     ==================
BASIC EARNINGS (LOSS) PER COMMON SHARE                               $       (2.25)           $      0.18
                                                                 ==================     ==================
DILUTED EARNINGS (LOSS) PER COMMON SHARE                             $       (2.25)           $      0.18
                                                                 ==================     ==================
WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING                               5,549,963              3,452,265
                                                                 ==================     ==================














                           See the accompanying notes
                                       5

GENESISINTERMEDIA.COM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   6 MONTHS               6 MONTHS
                                                                    ENDED                  ENDED
                                                                   JUNE 30,               JUNE 30,
                                                                    2000                    1999
                                                            ---------------------   ---------------------
                                                                  (unaudited)            (unaudited)
  CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)                                                $(12,473,330)            $   631,483
   Adjustments to reconcile net income to net cash
     Provided by (used in) operating activities
   Depreciation and amortization                                       2,236,524                 193,819
   Stock issued for financing costs                                      103,125                       -
   Deferred taxes                                                              -                  13,000
   (Increase) decrease in operating assets                            (3,394,605)             (3,977,408)
   Increase (decrease) in operating liabilities                       (1,610,013)                344,004
                                                            ---------------------   ---------------------
   Net cash provided by (used in) operating activities               (15,138,299)             (2,795,102)
                                                            ---------------------   ---------------------
  CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of property and equipment                                 (2,655,974)               (537,971)
   Purchase of customer list                                                   -              (2,270,330)
   Purchase of Contour system                                                  -              (2,500,000)
   Purchase of AniMagic                                                        -                (145,000)
   Cash acquired with purchase of Dynamedia and CRD                      266,131                       -
   Other                                                                (440,525)               (394,706)
                                                            ---------------------   ---------------------
   Net cash used in investing activities                              (2,830,368)             (5,848,007)
                                                            ---------------------   ---------------------
  CASH FLOWS FROM FINANCING ACTIVITIES
   Net proceeds from related parties                                           -                 (15,495)
   Net proceeds from line of credit                                   (1,731,245)                 79,965
   Distribution to stockholder                                                 -              (2,000,000)
   Proceeds from notes payable                                        18,334,596                 550,000
   Proceeds from sale of stock, net                                    3,798,035              15,440,871
   Proceeds from exercise of options and warrants                        770,969                       -
   Repurchase of common stock                                         (2,296,813)                      -
   Payment on notes payable and capital leases                        (1,088,697)               (566,665)
   Other                                                                       -                  (7,710)
                                                            ---------------------   ---------------------
  Net cash provided by financing activities                           17,786,845              13,480,966
                                                            ---------------------   ---------------------
  Net increase (decrease) in cash and cash equivalents
  during period                                                        (181,822)               4,837,857

  CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                         589,745               1,841,562
                                                            ---------------------   ---------------------
  CASH AND CASH EQUIVALENTS, END OF PERIOD                         $     407,923         $     6,679,419
                                                            =====================   =====================





                           See the accompanying notes
                                       6

                           GENESISINTERMEDIA.COM, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The unaudited Condensed Consolidated Financial Statements have been prepared by GenesisIntermedia.com, Inc. (the "Company" or "Genesis"), pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The results of the six months ended June 30, 2000 are not necessarily indicative of the results to be expected for the full year ending December 31, 2000.

NOTE 2 - EARNINGS PER SHARE

In 1997, the Financial Accounting Standard Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." SFAS No. 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. Basic earnings per share is computed using the weighted-average number of common shares outstanding during the period. Common equivalent shares are excluded from the computation if their effect is anti-dilutive. There are no common stock equivalents for the six months ended June 30, 2000 since the Company incurred a net loss; therefore any common stock equivalents would be anti-dilutive.

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment at June 30, 2000 consisted of the following:

         Land                                               $     1,450,000
         Building and improvements                               10,795,598
         Vehicles                                                   161,927
         Furniture and equipment                                  8,599,895
                                                            ---------------
                                                                 21,007,420

         Less accumulated depreciation                           (1,581,759)
                                                            ---------------
                  Total                                     $    19,425,661
                                                            ===============

                           GENESISINTERMEDIA.COM, INC.
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

NOTE 4 - NOTES PAYABLE

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

During the six months ended June 30, 2000, the Company received $17,969,628 from the same lender to whom the Company had the unsecured note payable at December 31, 1999 of $1,463,403. The payment terms for these are the same as for the previous funds.

NOTE 5 - STOCKHOLDERS' EQUITY

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

During the quarter ended June 30, 2000 the Company received $188,188 and $582,781 from the exercise of 25,603 employee stock options and 57,142 warrants, respectively.

                           GENESISINTERMEDIA.COM, INC.
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

NOTE 6 - ACQUISITION

On April, 1, 2000 the Company purchased all of the issued and outstanding stock of Car Rental Direct, Inc. for 260,000 shares of the Company's common stock valued at $4,420,000. The transaction was accounted for using the purchase method of accounting; accordingly, the purchase price has been allocated to the assets acquired and liabilities assumed based on the estimated fair values at the date of acquisition. The excess of the purchase price over the estimated fair value of the net assets acquired is attributed to goodwill which is being amortized over seven years.

The fair value of assets acquired and liabilities assumed is summarized as follows:

      Cash                                            $          91,421
      Revenue generating equipment (rental cars)              5,119,992
      Furniture and equipment                                   309,573
      Goodwill                                                4,652,544
      Other assets                                              282,269
      Line of credit                                         (5,172,623)
      Other liabilities                                        (619,176)
      Convertible debenture                                    (244,000)
                                                      -----------------
      Purchase price                                  $       4,420,000
                                                      =================

The convertible debentures assumed by the Company are non-interest bearing, mature on August 1, 2000 and are convertible into the Company's common stock at $17 per share at the option of the holder. In August 2000, the Company repaid these convertible notes.

The revenue generating equipment represents rental cars that are being depreciated over three years.

                           GENESISINTERMEDIA.COM, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

NOTE 7 - CONTINGENCIES

The Company may be involved from time to time in various other claims and legal actions incident to its operations, either as plaintiff or defendant. As an advertiser, the Company may be exposed to unforeseen liability to consumers, competitors or others, against which the Company is not insured. The Company from time to time may be, or may be joined as, a defendant in litigation brought against us or our clients by third parties. As the Company acquires the rights to diverse new products and increases our client base, the likelihood of that type of suit will increase. These possible claims include those brought by clients' competitors, regulatory bodies or consumers alleging that advertising claims are false, deceptive or misleading, that our clients' products are defective or injurious or that marketing and communications materials infringe on the proprietary rights of third parties. The Company does not maintain insurance designed specifically for advertising agency liability. If the Company is not adequately insured or indemnified, then the damages, costs, expenses or attorneys' fees could have an adverse effect on us.

The case involving, the former chief executive officer of our Genesis Intermedia, Inc. subsidiary was dismissed in August 2000.

In April of 2000, the Commodity Futures Trading Commission ("CFTC") amended its rules and as a result no longer requires that persons rendering impersonalized trading advice register as commodity trading advisors. This rule change, combined with the fact that the CFTC has not asked for additional documents or requested additional depositions in many months, leads the Company to believe that the CFTC may no longer be actively pursuing the investigation. However, no assurance can be made that the investigation is inactive, has been abandoned or will conclude at any time soon, but in any event the Company believes that any ensuing action or proceeding by the CFTC would not have a material adverse effect on the Company.

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

                           GENESISINTERMEDIA.COM, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

NOTE 7 - CONTINGENCIES, CONTINUED

In addition, the contracts the Company enters into with our clients sometimes require us to indemnify clients for claims brought by competitors or others claiming that advertisements or other communications infringe on intellectual property rights. Although the Company maintains business insurance that the Company believe is adequate for our operations, adequate insurance that coverage may not be available in the future or the insurance held by us may not be sufficient if a significant adverse claim is made.

NOTE 8 - SEGMENT INFORMATION

The Company has five business units that have separate management and reporting infrastructures that offer different products and services. The business units have been aggregated into five reportable segments: Media, Intermedia, Properties, Dynamedia and Car Rental. The Media group conducts direct response advertising campaigns and buys media time and either sells it to third parties or uses it to market its own products. The Intermedia group is deploying the CENTERLINQ network of public access Internet kiosks in shopping malls within the United States. The Properties group maintains the Company's building and generates revenue from the building's tenants. Dynamedia provides creative design and graphic services to clients include Fortune 500 companies. Car Rental rents vehicles principally to replacement market. Most corporate expenses, such as internal administrative costs, legal expenses, and debt issuance costs, are included in the Media group.

Summarized financial information concerning the Company's reportable segments is shown in the following table as of and for the six months ended June 30, 2000:


                                                                                Net
                                                                              Income           Total
                                                          Revenue              (Loss)         Assets
                                                     ----------------  ---------------  -----------------
Media                                                $     13,165,742  $    (7,563,621) $      14,709,208
Intermedia                                                    158,522       (3,831,554)         7,213,903
Properties                                                    403,865         (616,971)        11,939,455
Dynamedia                                                     732,745           69,361            398,810
Car Rental                                                  1,059,881         (530,545)        10,588,901
                                                     ----------------  ---------------  -----------------
       Total                                         $     15,520,755  $   (12,473,330) $      44,850,277
                                                     ================  ===============  =================



NOTE 9 - SUBSEQUENT EVENT

In August 2000, the holder of the unsecured promissory notes exercised 700,000 warrants to purchase the Company's common stock at $7.00 per share. The proceeds of $4,900,000 were paid through a reduction of $4,900,000 of debt to the holder. The Company also paid the holder $100,000 to fully repay the original $5,000,000 promissory note.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

The following discussion and analysis should be read in conjunction with our consolidated financial statements and related footnotes for the year ended December 31, 1999 included in our Annual Report on Form 10-KSB. The discussion of results, causes and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future.

OVERVIEW

GenesisIntermedia.com, Inc. uses its core competencies to develop Internet technologies and Internet companies. It owns distinct marketing channels, and through CENTERLINQ, is a leading provider of public Internet access portals in shopping malls. We have been building an infrastructure to build, develop and nurture new Internet technology companies and businesses. We market products and services, which we develop, license exclusively or distribute for third parties, utilizing network and cable television, radio, newspapers, magazines, the Internet and our CENTERLINQ network. As we have done with CENTERLINQ, we leverage our strength in operations, marketing and the deployment of traditional and new media to advance new and innovative technologies within strategically identified market segments.

Historically, our operations have consisted of the marketing, advertising and sales of our own products and those of our clients utilizing traditional marketing channels. While we continue to utilize conventional media to fulfill our marketing needs and those of our clients, our focus more recently have been on investing in and bringing to market innovative technology-based concepts that center around use of the Internet.

CENTERLINQ is an Internet-based interactive network consisting of public access kiosks, located exclusively in shopping malls currently but adaptable to a wide range of venues. CENTERLINQ is also accessible through the Internet at www.CENTERLINQ.com. Advertising displayed on large screen monitors on and adjacent to the public access kiosks enhances network usage and revenues.

We invested heavily to support the operational needs of CENTERLINQ and to attain a leadership position as a network of public Internet portals. Investments in CENTERLINQ included those made in network architecture, expansion of Information Services, installation, field maintenance and client service personnel, programming and Information Technology professionals, research and development, quality assurance, and the build out of physical space and infrastructure to support the operations.

These investments enabled us to announce in December 1999 that CENTERLINQ had reached critical mass. Currently, the systems are installed in 21 shopping malls across the United States including those in California, Nevada, Arizona, Michigan, Pennsylvania and Indiana. Traffic at these malls thus far enable CENTERLINQ to create approximately 22 million impressions per month. We foresee CENTERLINQ network expansion in additional malls throughout North America, and are discussing expansion into Europe and Latin America.

With the CENTERLINQ experience not only proving successful, but teaching us how to apply those same development standards and resources to other businesses and technologies in order to achieve an effective rollout of product, our management now views its role as a creator of long-term shareholder value more closely in alignment with our ability to propagate additional Internet-based companies in accordance with its established "incubation" process.

We, therefore, seek to identify acquisition candidates whose core competencies include the development of Internet technology, networking solutions, interactive concepts and a variety of other high-growth areas that can be integrated into valuable business-to-business and business-to-consumer companies. We intend to expand client participation in interactive e-commerce and the CENTERLINQ programs, particularly as CENTERLINQ is rolled out throughout regional shopping malls across the United States and into additional public access areas. Presently, the focus is on marketing efforts with local or regional advertisers, or local representatives of national organizations. We intend to seek additional national advertisers and participants in CENTERLINQ once the deployment of the network has sufficient national scope.

Even though we are entering emerging markets and have begun to generate revenue from CENTERLINQ, we continue to rely on marketing products for a substantial part of our revenues. Proprietary products sold by us through integrated marketing capabilities include audio and video tapes and companion material products based on the book Men Are From Mars, Women Are From Venus, by John M. Gray, Ph.D., the Money Mastery financial mentoring products, and other new products recently acquired. We expect that revenues from the marketing of products will continue to account for a major percentage of our revenues in the foreseeable future but that while revenues are expected to rise, the overall percentage of revenues that can be attributed to the aforementioned marketing activities will decline as our refined business plan that concentrates on the development of business-to-business and business-to-consumer enterprises that utilize Internet technology continues onward.

On April 1, 2000, we purchased Dynatype Design and Graphics Centers, Inc. ("Dynamedia"), a company that provides creative design and graphic services. Its clients include Fortune 500 companies. We issued 90,000 shares of our common stock for all of the issued and outstanding shares of common stock of Dynamedia. We have accounted for this business combination using the pooling of interest method.

On April 1, 2000 we purchased all of the issued and outstanding stock of Car Rental Direct, Inc. for 260,000 shares of our common stock valued at $4,420,000. The transaction was accounted for using the purchase method of accounting; accordingly, the purchase price has been allocated to the assets acquired and liabilities assumed based on the estimated fair values at the date of acquisition. The excess of the purchase price over the estimated fair value of the net assets acquired is attributed to goodwill, which is being amortized over seven years.

On April 28, 2000 and June 16, 2000, we entered into Notes Payable Agreements with Ultimate Holdings, Ltd. ("Ultimate"), a Bermuda limited company, wherein we borrowed up to $6,000,000 and $10,000,000, respectively, in exchange for secured promissory notes.

We are planning to aggressively grow our business both internally and through strategic acquisitions. We are aggressively looking to acquire business that will fit into our business model.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2000 vs. June 30, 1999

                                             THREE MONTHS ENDED                 PERCENTAGE OF
                                                   JUNE 30,                      NET REVENUE
                                       --------------------------------  -----------------------------
                                              2000            1999            2000           1999
                                       --------------------------------  -----------------------------
                                               (in thousands)

REVENUE                                          $ 7,625       $ 6,068          100.0%         100.0%

COST OF REVENUE                                    3,143         1,485           41.2%          24.5%
                                       -------------------- -----------  -------------------  --------
GROSS PROFIT                                       4,482         4,583           58.8%          75.5%
                                       -------------------- -----------  -------------------  --------
SELLING, GENERAL AND ADMINISTRATIVE               10,863         4,062          142.5%          66.9%
                                       -------------------- -----------  -------------------  --------
INCOME FROM OPERATIONS                            (6,381)          521          -83.7%           8.6%
                                       -------------------- -----------  -------------------  --------
Interest expense                                     959            43           12.6%           0.7%
Financing costs                                        -            64            0.0%           1.1%
                                       -------------------- -----------  -------------------  --------
TOTAL OTHER INCOME EXPENSES                          959           107           12.6%           1.8%
                                       -------------------- -----------  -------------------  --------
INCOME BEFORE TAXES                               (7,340)          414          -96.3%           6.8%

Income taxes                                           -           166            0.0%           2.7%
                                       -------------------- -----------  -------------------  --------
NET INCOME (LOSS)                              $  (7,340)       $  248          -96.3%           4.1%
                                       ==================== ===========  ===================  ========


Revenue for the three months ended June 30, 2000 increased by $1,557,000 or 25.7% from $6,608,000 for the three months ended June 30, 1999 to $7,625,000 for the same period in 2000. The increase in revenue was due to the following:

o Product sales and commissions from sales of products increased $878,000 or 17.9% from $4,902,000 for the three months ended June 30, 1999 to $5,780,000 for the same period in 2000. We are continuing to increase our product and commissions sales through the sale of new products;

o Revenue from our Car Rental Direct ("CRD") subsidiary was $1,060,000 for three months ended June 30, 2000. Since we just recently purchased CRD on April 1, 2000, there was no corresponding revenue for the three months ended June 30, 1999.

o Revenue from our Dynatype Design and Graphics Centers ("Dynamedia") subsidiary was $310,000 for the three months ended June 30, 2000 as compared to $0 from the same period in 1999 since the purchase of this subsidiary occurred in 2000.

o Media sales decreased from $1,138,000 for the three months ended June 30, 1999 to $324,000 for the same period in 2000 due to the Company focusing more time and resources on promoting its new products and not focusing on selling media time to third parties;

Cost of revenues for the three months ended June 30, 2000 increased by $1,658,000 or 111.7% from $1,485,000 for the three months ended June 30, 1999 to $3,143,000 for the same period in 1999. As a percentage of revenue, cost of revenue was 41.2% for the three months ended June 30, 2000 compared to 24.5% for the same period in 1999. The increase is due to the higher cost of revenue associated with the revenue generated from our CRD and Dynamedia subsidiaries. The cost of revenue for CRD and Dynamedia for the three months ended June 30, 2000 was 87.0% and 56.0%, respectively. Cost of revenue associated with our product sales for the three months ended June 30, 2000 was 21.2% compared to 10.6% for the same period in 1999. The increase is due to higher product costs associated with the products and programs the Company is currently selling when compared to the products sold by the Company in 1999.

Selling, general and administrative expenses for the three months ended June 30, 2000 increased by $6,801,000 or 167.4% from $4,062,000 for the three months ended June 30, 1999 to $10,863,000 for the same period in 2000. The increase was due principally to an increase in payroll and related benefits of $1,128,000 and an increase in selling related expenses of 4,165,000. Selling related expenses include the cost of acquiring customer names, purchasing media time for airing of infomercials, royalties and telemarketing costs. The Company expensed $2,378,000 in media airtime during the three months ended June 30, 2000. As a result of expanding operations through the creation of Genesis Intermedia, the purchase of Dynamedia and CRD, the Company's general and administrative costs have increased. Most of the expenses incurred by Genesis Intermedia to develop its Centerlinq Network are classified as general and administrative expenses. The Company has taken steps to significantly expand its Centerlinq Network of kiosks in shopping malls.

Interest expense for the three months ended June 30, 2000 increased by $916,000 or 2,155% from $43,000 for the three months ended June 30, 1999 to $958,000 for the same period in 2000. The increase in interest expense was due to the issuance of a note payable secured by the Company's new corporate office building in Van Nuys, California, unsecured notes payable and capitalized lease obligations.

Financing costs for the six months ended June 30, 2000 decreased by $64,000% from $64,000 for the six months ended June 30, 1999 to $0 for the same period in 2000. There were no financing costs incurred during the three months ended June 30, 2000. The financing cost incurred during the three months ended June 30, 1999 relate to costs of obtaining three notes payable aggregating $550,000 prior to our initial public offering.

Income taxes for the three months ended June 30, 2000 decreased by $166,000 or 100% from $166,000 for the three months ended June 30, 1999 to $0 for the same period in 2000. The decrease in the provision for income taxes is due to the net loss incurred by the Company during the three months ended June 30, 2000.

Six Months Ended June 30, 2000 vs. June 30, 1999

                                              SIX MONTHS ENDED                  PERCENTAGE OF
                                                   JUNE 30,                      NET REVENUE
                                       --------------------------------  -----------------------------
                                             2000            1999            2000           1999
                                       ----------------- --------------  -----------------------------
                                               (in thousands)

SALES                                        $   15,521       $ 13,865          100.0%         100.0%

COST OF SALES                                     5,038          5,358           32.5%          38.6%
                                       ----------------- --------------  ----------------- -----------
GROSS PROFIT                                     10,483          8,507           67.5%          61.4%
                                       ----------------- --------------  ----------------- -----------
SELLING, GENERAL AND ADMINISTRATIVE              21,618          7,362          139.3%          53.1%
                                       ----------------- --------------  ----------------- -----------
INCOME FROM OPERATIONS                          (11,135)         1,145          -71.8%           8.3%
                                       ----------------- --------------  ----------------- -----------
Interest expense                                  1,235             89            8.0%           0.6%
Financing costs                                     103             64            0.7%           0.5%
                                       ----------------- --------------  ----------------- -----------
TOTAL OTHER INCOME EXPENSES                       1,338            153            8.6%           1.1%
                                       ----------------- --------------  ----------------- -----------
INCOME BEFORE TAXES                             (12,473)           992          -80.4%           7.2%
Income taxes                                                       361            0.0%           2.6%
                                       ----------------- --------------  ----------------- -----------
NET INCOME (LOSS)                            $  (12,473)        $  631          -80.4%           4.6%
                                       ================= ==============  ================= ===========



Revenue for the six months ended June 30, 2000 increased by $1,655,000 or 11.9% from $13,865,000 for the six months ended June 30, 1999 to $15,521,000 for the same period in 2000. The increase in revenue was due to the following:

o Product sales and commissions from sales of products increased $3,665,000 or 41.7% from $8,781,000 for the six months ended June 30, 1999 to $12,446,000 for the same period in 2000. Approximately 76% of the $3,665,000 increase is due to first quarter 2000 sales exceeding first quarter 1999 sales. We are continuing to increase our product and commissions sales through the sale of new products;

o Revenue from our Car Rental Direct ("CRD") subsidiary was $1,060,000 for six months ended June 30, 2000. Since we just recently purchased CRD on April 1, 2000, there was no corresponding revenue for the six months ended June 30, 1999.

o Revenue from our Dynatype Design and Graphics Centers ("Dynamedia") subsidiary was $733,000 for the six months ended June 30, 2000 as compared to $0 from the same period in 1999 since the purchase of this subsidiary occurred in 2000.

o Media sales decreased from $5,076,000 for the six months ended June 30, 1999 to $719,000 for the same period in 2000 due to the Company focusing more time and resources on promoting its new products and not focusing on selling media time to third parties. During the first quarter of 1999 the we had media sales of $3,938,000;

Cost of revenues for the six months ended June 30, 2000 decreased by $320,000 or 6.0% from $5,358,000 for the six months ended June 30, 1999 to $5,038,000 for the same period in 1999. As a percentage of revenue, cost of revenue was 32.5% for the six months ended June 30, 2000 compared to 38.6% for the same period in 1999. The decrease is due to the mix of sales. For the six months ended June 30, 1999 we had $5,076,000 in media sales which has an associated cost of revenue of 88.4%. The cost of revenue for CRD and Dynamedia for the six months ended June 30, 2000 was 87.0% and 48.4%, respectively. Cost of revenue associated with our product sales for the six months ended June 30, 2000 was 21.3% compared to 10.3% for the same period in 1999. The increase is due to higher product costs associated with the products and programs the Company is currently selling when compared to the products sold by the Company in 1999.

Selling, general and administrative expenses for the six months ended June 30, 2000 increased by $14,256,000 or 193.7% from $7,362,000 for the six months ended June 30, 1999 to $21,618,000 for the same period in 2000. The increase was due principally to an increase in payroll and related benefits of $2,624,000 and an increase in selling related expenses of 8,240,000. Selling related expenses include the cost of acquiring customer names, purchasing media time for airing of infomercials, royalties and telemarketing costs. The Company expensed $5,970,000 in media airtime during the six months ended June 30, 2000. As a result of expanding operations through the creation of Genesis Intermedia, the purchase of Dynamedia and CRD, the Company's general and administrative costs have increased. Most of the expenses incurred by Genesis Intermedia to develop its Centerlinq Network are classified as general and administrative expenses. The Company has taken steps to significantly expand its Centerlinq Network of kiosks in shopping malls.

Interest expense for the six months ended June 30, 2000 increased by $1,146,000 or 1,292% from $89,000 for the six months ended June 30, 1999 to $1,235,000 for the same period in 2000. The increase in interest expense was due to the issuance of a note payable secured by the Company's new corporate office building in Van Nuys, California, unsecured notes payable and capitalized lease obligations.

Financing costs for the six months ended June 30, 2000 increased by $39,000 or 61.1% from $64,000 for the six months ended June 30, 1999 to $103,000 for the same period in 2000. The increase is due to the issuance of 15,000 shares of the Company's common stock in connection with a note payable issued in February 2000.

Income taxes for the six months ended June 30, 2000 decreased by $361,000 or 100% from $361,000 for the six months ended June 30, 1999 to $0 for the same period in 2000. The decrease in the provision for income taxes is due to the net loss incurred by the Company during the six months ended June 30, 2000.

LIQUIDITY AND CAPITAL RESOURCES

We financed our operations initially from cash generated from operations. More recently, we have financed our operations through the sale of common and preferred stock in private placement offerings, sale of common stock in our initial public offering, a long-term mortgage and a line of credit. In January and April 1999, we sold a total of 250,000 shares of common stock and warrants to purchase an additional 250,000 shares of common stock in a private placement at $7 per share for an aggregate of $1,750,000, with underwriting commissions and expenses of $201,250 and in April 1999 we sold 142,858 shares of convertible preferred stock and warrants to purchase 142,858 shares of common stock in a private placement at $7 per share for an aggregate of $1,000,000 with underwriting commissions and expenses of $115,000. In May 1999, we issued three notes payable in a private placement for aggregate proceeds of $550,000 net of commissions and expenses of $108,000. In connection with these three notes payable agreements, we also issued warrants to purchase 78,571 shares of common stock. In June 1999 we sold 2,000,000 shares of common stock in our initial public offering at $8.50 per share for an aggregate of $17,000,000 with underwriting commissions and expenses of $1,870,000 and offering expenses of $2,722,803. In July, we purchased an office building in Van Nuys, California for $11,100,000 for which we issued a note payable in the amount of $7,856,250. In the third quarter of 1999, we increased our $750,000 line of credit to $1,500,000 from a major financial institution that is collateralized by substantially all of our assets, except our office building, and the loan is guaranteed by our majority stockholder. This line of credit was not renewed and we repaid the outstanding balance in full during the second quarter of 2000. From November 1999 to June 2000 we have borrowed $19,433,030 from debenture secured in November 1999. In connection with this debenture, we issued warrants to purchase 750,000 shares of common stock with an exercise price of $7.00. Such warrant was to purchase 750,000 shares of common stock was reduced to 700,000 in exchange for a removal of a 60 day waiting period requirement in the original warrant. The warrant for 700,000 shares was exercised in August 2000. In February 2000, we issued a convertible debenture in the amount of $1,000,000 along with a warrant to purchase 22,500 shares of common stock at an exercise price of $12.00 and the issuance of 15,000 shares of our common stock. The debenture is convertible into common stock at $5.00 per share if it is held to maturity. The debenture was due on April 7, 2000 and has been repaid. We took a charge to earnings for the 15,000 common shares issued in connection with this debenture in the amount of $103,125. On May 2, 2000, we issued 4,000 shares of our Series B Convertible Preferred Stock to two investors for gross proceeds of $4,000,000. The Series B Convertible Preferred Stock has a liquidation preference of $1,000 per share and carries a 5% cumulative dividend payable at the end of each calendar quarter. We also issued to the investors an aggregate of 112,000 warrants to purchase the our common stock at $17.74 per share, which represents 115% of the market value of our stock at the closing date. The Series B Convertible Preferred Stock is convertible into common stock at 110% of the market value of our common stock at the closing date ("Fixed Price") if converted within 45 days after the closing date, and the lesser of the Fixed price or the market value of our common stock at the conversion date if converted 45 days or more after the closing date. In connection with our acquisition of Car Rental Direct, Inc. we assumed a convertible debenture in the amount of $244,000 and lines of credit to purchase vehicles. The outstanding balance on these lines of credit as of June 30, 2000 was $4,946,784.

During the six months ended June 30, 2000, we spent $2,655,974, on capital expenditures and used $15,138,299 in operations.

We expect to spend additional capital to expand our product lines, expand our telemarketing division, and make strategic acquisitions. We anticipate spending $15 - 20 million over the next 18 months to develop and deploy interactive multimedia kiosks in regional shopping malls across the United States and in other entertainment centers.

We believe that our current cash and cash equivalents on hand, together with existing credit facilities, the cash flow expected to be generated from operations and cash generated from future sales of our equity, will be adequate to satisfy our current and planned operations through the middle of 2001. However, we are currently seeking to acquire a bank credit line or similar credit facility and seeking to refinance our mortgage on our new office building to help finance future operations and acquisitions. We are currently negotiating with a financial institution to secure financing through a sale of equity securities. If we are not successful, our ability to expand CENTERLINQ and make strategic acquisitions will be adversely affected. We are also seeking additional financing to expand our existing business to purchase new products and purchase media time to advertise for these products. If we are unable to obtain this financing, our ability to purchase media time to advertise our products will be significantly limited.

IMPACT OF YEAR 2000

We instituted a comprehensive program to address potential Year 2000 impacts and as a result, critical systems and infrastructure operated smoothly through the arrival of Year 2000 and leap year boundaries. Additionally, we experienced no Year 2000 related disruptions in the products and services provided by our significant suppliers or other third-party business relationships. Many of the improvements made in preparation for the Year 2000 are expected to provide us with long-term benefits.

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

Part II.   OTHER INFORMATION

Item 1.    Legal Proceedings

The case involving, the former chief executive officer of our Genesis Intermedia, Inc. subsidiary was dismissed in August 2000.

In April of 2000, the Commodity Futures Trading Commission ("CFTC") amended its rules and as a result no longer requires that persons rendering impersonalized trading advice register as commodity trading advisors. This rule change, combined with the fact that the CFTC has not asked for additional documents or requested additional depositions in many months, leads us to believe that the CFTC may no longer be actively pursuing the investigation. However, no assurance can be made that the investigation is inactive, has been abandoned or will conclude at any time soon, but in any event we believe that any ensuing action or proceeding by the CFTC would not have a material adverse effect on us.

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

Not applicable

Item 5.    Other Information

Not applicable

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

27.1     Financial Data Schedule

(b)      Reports on Form 8-K

On May 15, 2000 the Company filed a Current Report on Form 8-K announcing that on May 3, 2000, the Company had completed its latest round of private placement offerings for a total of $10 million in additional financing. The offerings consisted of $4 million of Series B Convertible Preferred Stock and related Warrants and $6 million in long-term debt. The Company granted certain registration rights to purchasers of the Series B Convertible Preferred Stock and related warrants in connection with the private placement.

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

Date:  August 14, 2000
                                       21