Form 10QSB
period 2000-09-30
GENESISINTERMEDIA COM INC
filed 2000-11-14
CIK 1071522

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

 (Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

[  ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

       For the transition period from ________________ to __________________
                                                              001-15029
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

State the number of shares outstanding of each of the issuer's classes of common equity. As of November 14, 2000 - 6,476,350 shares of Common Stock

Transitional Small Business Disclosure Format (check one):  Yes [   ]   No [X]

                           GENESISINTERMEDIA.COM, INC.
                                      INDEX

                                                                          Page
                                                                         Number
                                                                         ------
PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

           Condensed Consolidated Balance Sheet as of September 30, 2000   2-3

           Condensed Consolidated Statements of Operations for
           the three months ended September 30, 2000 and 1999               4

           Condensed Consolidated Statements of Operations for
           the nine months ended September 30, 2000 and 1999                5

           Condensed Consolidated Statements of Cash Flows for
           the nine months ended September 30, 2000 and 1999                 6

           Notes to Condensed Consolidated Financial Statements            7-11

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                      12-19

Part II.   OTHER INFORMATION

Item 1.    Legal Proceedings                                                20

Item 2.    Change in Securities and Use of Proceeds                         20

Item 3.    Defaults Upon Senior Securities                                  20

Item 4.    Submission of Matters to a Vote of Security Holders              20

Item 5.    Other Information                                                20

Item 6.    Exhibits and Reports on Form 8-K                                 21

SIGNATURES 21

Part III.  EXHIBITS

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

GENESISINTERMEDIA.COM, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
AS OF SEPTEMBER 30, 2000
(unaudited)

ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                                   $   1,571,541
  Accounts receivable, net                                                        7,491,351
  Inventories                                                                     1,194,881
  Revenue earning equipment                                                       6,807,263
  Prepaid advertising                                                             2,781,056
  Advances receivable                                                             1,159,682
  Deposits and other prepaid assets                                               2,905,712
                                                                          ------------------

TOTAL CURRENT ASSETS                                                             23,911,486

PROPERTY AND EQUIPMENT, NET                                                      21,900,564
CUSTOMER LISTS                                                                    1,432,928
GOODWILL, NET                                                                     4,771,612
OTHER ASSETS                                                                      1,121,061
                                                                          ------------------

TOTAL ASSETS                                                                  $  53,137,651
                                                                          ==================

GENESISINTERMEDIA.COM, INC.
CONDENSED CONSOLIDATED BALANCE SHEET (CONTINUED)
AS OF SEPTEMBER 30, 2000
(unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Current portion of notes payable                                             $    381,928
  Current portion of capital lease obligations                                      310,489
  Convertible debentures                                                            105,000
  Line of credit                                                                  7,129,601
  Accounts payable                                                                3,823,818
  Accrued payroll taxes                                                           1,194,714
  Other accrued liabilities                                                       2,189,695
  Income taxes payable                                                               65,000
                                                                          ------------------

TOTAL CURRENT LIABILITIES                                                        15,200,245

NOTES PAYABLE, NET OF CURRENT PORTION                                            32,940,511
CAPITAL LEASE OBLIGATIONS, NET OF CURRENT PORTION                                   281,925
                                                                          ------------------

TOTAL LIABILITIES                                                                48,422,681

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value, 5,000,000 authorized
   Convertible preferred stock
      142,858 shares issued and outstanding
      ($7.00 per share liquidation preference
      Dividends of $138,542 in arrears)                                                 143
   Series B convertible preferred stock
      4,000 shares issued and outstanding
      ($1,000 per share liquidation preference
     Dividends of $100,000 in arrears)                                                    4
Common stock, $0.001 par value
   25,000,000 shares authorized
   6,476,350 shares issued and outstanding                                            6,476
Additional paid-in capital                                                       31,969,256
Common stock committed                                                               28,440
Accumulated deficit                                                            (24,886,866)
Treasury stock                                                                  (2,402,483)
                                                                          ------------------

TOTAL STOCKHOLDERS' EQUITY                                                        4,714,970
                                                                          ------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                    $  53,137,651
                                                                          ==================


                           See the accompanying notes

GENESISINTERMEDIA.COM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                              3 MONTHS               3 MONTHS
                                                                                ENDED                  ENDED
                                                                            SEPTEMBER 30,          SEPTEMBER 30,
                                                                                2000                   1999
                                                                          ------------------     ------------------
                                                                             (unaudited)            (unaudited)

REVENUE                                                                       $  16,691,151          $   8,782,009

COST OF REVENUE                                                                   4,174,244              1,778,706
                                                                          ------------------     ------------------

GROSS PROFIT                                                                     12,516,907              7,003,303

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                                     15,641,758              9,700,781
                                                                          ------------------     ------------------

INCOME (LOSS) FROM OPERATIONS                                                   (3,124,851)            (2,697,478)
OTHER INCOME (EXPENSES)

     Gain on sale of assets                                                               -                258,011
     Interest expense                                                           (1,071,883)              (187,826)
     Financing costs                                                               (50,000)               (44,179)
                                                                          ------------------     ------------------
TOTAL OTHER INCOME (EXPENSES)                                                   (1,121,883)                 26,006
                                                                          ------------------     ------------------
INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES                                 (4,246,734)            (2,671,472)
PROVISION (BENEFIT) FOR INCOME TAXES                                                      -              (399,000)
                                                                          ------------------     ------------------
NET INCOME (LOSS)                                                            $  (4,246,734)         $  (2,272,472)
                                                                          ==================     ==================

BASIC EARNINGS (LOSS) PER COMMON SHARE                                         $     (0.69)           $     (0.43)
                                                                          ==================     ==================
DILUTED EARNINGS (LOSS) PER COMMON SHARE                                       $     (0.69)           $     (0.43)
                                                                          ==================     ==================
WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING                                        6,178,257              5,308,872
                                                                          ==================     ==================


                           See the accompanying notes

GENESISINTERMEDIA.COM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                              9 MONTHS               9 MONTHS
                                                                                ENDED                  ENDED
                                                                            SEPTEMBER 30,          SEPTEMBER 30,
                                                                                2000                   1999
                                                                          ------------------     ------------------
                                                                             (unaudited)            (unaudited)

REVENUE                                                                       $  32,211,906          $  22,647,443

COST OF REVENUE                                                                   9,212,407              7,137,019
                                                                          ------------------     ------------------

GROSS PROFIT                                                                     22,999,499             15,510,424

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                                     37,259,813             17,062,665
                                                                          ------------------     ------------------

INCOME (LOSS) FROM OPERATIONS                                                  (14,260,314)            (1,552,241)
OTHER INCOME (EXPENSES)
     Gain on sale of assets                                                               -                258,011
     Interest expense                                                           (2,306,625)              (276,552)
     Financing costs                                                              (153,125)              (108,207)
                                                                          ------------------     ------------------
TOTAL OTHER INCOME (EXPENSES)                                                   (2,459,750)              (126,748)
                                                                          ------------------     ------------------
INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES                                (16,720,064)            (1,678,989)
PROVISION (BENEFIT) FOR INCOME TAXES                                                      -               (38,000)
                                                                          ------------------     ------------------
NET INCOME (LOSS)                                                            $ (16,720,064)         $  (1,640,989)
                                                                          ==================     ==================

BASIC EARNINGS (LOSS) PER COMMON SHARE                                         $     (2.90)           $     (0.40)
                                                                          ==================     ==================
DILUTED EARNINGS (LOSS) PER COMMON SHARE                                       $     (2.90)           $     (0.40)
                                                                          ==================     ==================
WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING                                        5,760,923              4,077,935
                                                                          ==================     ==================


                           See the accompanying notes

  GENESISINTERMEDIA.COM, INC.
  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  9 MONTHS               9 MONTHS
                                                                    ENDED                  ENDED
                                                                 SEPTEMBER 30,         SEPTEMBER 30,
                                                                    2000                    1999
                                                            ---------------------   ---------------------
                                                                  (unaudited)            (unaudited)
  CASH FLOWS FROM OPERATING ACTIVITIES                          $   (16,720,064)        $    (1,640,989)
   Net income (loss)
   Adjustments to reconcile net income to net cash
     provided by (used in) operating activities
   Depreciation and amortization                                       4,062,635                 857,246
   Stock issued for financing costs                                      103,125                       -
   Deferred taxes                                                              -                (38,000)
   (Increase) decrease in operating assets                           (9,494,226)             (6,249,193)
   Increase (decrease) in operating liabilities                      (2,275,519)               3,934,159
                                                            ---------------------   ---------------------

   Net cash used in operating activities                            (24,324,049)             (3,136,777)
                                                            ---------------------   ---------------------

  CASH FLOWS FROM INVESTING ACTIVITIES

   Purchase of property and equipment                                (5,684,856)            (12,765,555)
   Purchase of customer list                                                   -             (2,270,330)
   Purchase of Contour system                                                  -             (3,155,000)
   Purchase of AniMagic                                                        -               (145,000)
   Cash acquired with purchase of Dynamedia and CRD                      266,131                       -
   Other                                                               (261,889)               (715,085)
                                                            ---------------------   ---------------------

   Net cash used in investing activities                             (5,680,614)            (19,050,970)
                                                            ---------------------   ---------------------

  CASH FLOWS FROM FINANCING ACTIVITIES

   Net proceeds from related parties                                           -                (15,495)
   Net proceeds from line of credit                                      451,572               1,058,955
   Distribution to stockholder                                                 -             (2,000,000)
   Proceeds from notes payable                                        29,419,980               8,406,250
   Proceeds from sale of stock, net                                    3,798,035              15,274,479
   Proceeds from exercise of options and warrants                        887,701                       -
   Repurchase of common stock                                        (2,296,813)                (51,320)
   Payment on notes payable and capital leases                       (1,458,330)             (2,004,754)
   Other                                                                 184,314                       -
                                                            ---------------------   ---------------------

  Net cash provided by financing activities                           30,986,459              20,668,115
                                                            ---------------------   ---------------------

  Net increase (decrease)  in cash and cash equivalents
  during period                                                          981,796             (1,519,632)

  CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                         589,745               1,841,562
                                                            ---------------------   ---------------------

  CASH AND CASH EQUIVALENTS, END OF PERIOD                       $     1,571,541          $      321,930
                                                            =====================   =====================

                           See the accompanying notes

                           GENESISINTERMEDIA.COM, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The unaudited Condensed Consolidated Financial Statements have been prepared by GenesisIntermedia.com, Inc. (the "Company" or "Genesis"), pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The results of the nine months ended September 30, 2000 are not necessarily indicative of the results to be expected for the full year ending December 31, 2000.

NOTE 2 - EARNINGS PER SHARE

In 1997, the Financial Accounting Standard Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." SFAS No. 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. Basic earnings per share is computed using the weighted-average number of common shares outstanding during the period. Common equivalent shares are excluded from the computation if their effect is anti-dilutive. The following potential common shares have been excluded from the computation of diluted net loss per share for all periods presented because the effect would have been anti-dilutive.

                                                      For the Nine Months Ended
                                                              September 30,
                                                    ----------------------------
                                                        2000           1999
                                                    ------------    ------------
                                                    (Unaudited)     (Unaudited)

Options outstanding under the
     Company's stock option plans                     443,512         476,720
Convertible debenture                                   6,176             -
Convertible preferred stock                           246,154             -
Warrants issued in conjunction
     with notes payable                               242,321          78,571
Warrants issued in conjunction
     with common stock                                250,000         250,000
Warrants issued in conjuction
     with preferred stock                             254,857         142,857
Warrants issued in conjunction
     with convertible debentures                       22,500             -


NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment at September 30, 2000 consisted of the following:

         Land                                                $     1,450,000
         Building and improvements                                10,988,538
         Vehicles                                                    161,927
         Furniture and equipment                                  11,435,841
                                                             ---------------
                                                                  24,036,306

         Less accumulated depreciation                            (2,135,742)
                                                             ---------------

                  Total                                      $    21,900,564
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

During the nine months ended September 30, 2000, the Company received $29,303,935 from the same lender to whom the Company had the unsecured note payable at December 31, 1999 of $1,463,403. The payment terms for these are the same as for the previous funds. In August 2000, the holder of the unsecured note payable exercised 700,000 warrants to purchase the Company's common stock at $7.00 per share. The proceeds of $4,900,000 were paid through a reduction of $4,900,000 of debt to the holder. The Company also paid the holder $100,000 to fully repay the original $5,000,000 note.

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

During the nine months ended September 30, 2000, the Company received $304,920 and $5,482,782 from the exercise of 44,208 employee stock options and 757,142 warrants, respectively. Included in the warrants exercised are 700,000 warrants exercised through the reduction of $4,900,000 of notes payable. The Company also received $184,314 from a stockholder who disgorged to the Company "short-swing" profits in such amount.

                           GENESISINTERMEDIA.COM, INC.
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

NOTE 6 - ACQUISITION

On April 1, 2000, the Company purchased all of the issued and outstanding stock of Car Rental Direct, Inc. for 260,000 shares of the Company's common stock valued at $4,420,000. The transaction was accounted for using the purchase method of accounting; accordingly, the purchase price has been allocated to the assets acquired and liabilities assumed based on the estimated fair values at the date of acquisition. The excess of the purchase price over the estimated fair value of the net assets acquired is attributed to goodwill which is being amortized over seven years.

The fair value of assets acquired and liabilities assumed is summarized as follows:

          Cash                                               $      91,421
          Revenue generating equipment (rental cars)             5,119,992
          Furniture and equipment                                  309,573
          Goodwill                                               4,652,544
          Other assets                                             282,269
          Line of credit                                        (5,172,623)
          Other liabilities                                       (619,176)
          Convertible debenture                                   (244,000)
                                                           ---------------
                 Purchase price                             $    4,420,000
                                                           ===============

The convertible debentures assumed by the Company are non-interest bearing, mature on August 1, 2000 and are convertible into the Company's common stock at $17 per share at the option of the holder. In August 2000, the Company repaid $139,000 of these convertible notes and paid the remaining $105,000 in October 2000.

The revenue generating equipment represents rental cars that are being depreciated over three years.

                           GENESISINTERMEDIA.COM, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

NOTE 7 - CONTINGENCIES

The Company may be involved from time to time in various claims and legal actions incident to its operations, either as plaintiff or defendant. As an advertiser, the Company may be exposed to unforeseen liability to consumers, competitors or others, against which the Company is not insured. The Company from time to time may be, or may be joined as, a defendant in litigation brought against it or its clients by third parties. As the Company acquires the rights to diverse new products and increases its client base, the likelihood of that type of suit will increase. These possible claims include those brought by clients' competitors, regulatory bodies or consumers alleging that advertising claims are false, deceptive or misleading, that its clients' products are defective or injurious or that marketing and communications materials infringe on the proprietary rights of third parties. The Company does not maintain insurance designed specifically for advertising agency liability. If the Company is not adequately insured or indemnified, then the damages, costs, expenses or attorneys' fees could have an adverse effect on the Company.

The case involving the former chief executive officer of Genesis Intermedia, Inc., a wholly owned subsidiary of the Company, was dismissed in August 2000.

In April 2000, the Commodity Futures Trading Commission ("CFTC") amended its rules and as a result no longer requires that persons rendering impersonalized trading advice register as commodity trading advisors. This rule change, combined with the fact that the CFTC has not asked for additional documents or requested additional dispositions in many months, leads the Company to believe that the CFTC may no longer be actively pursuing its investigation. Although, no assurance can be made that the investigation is inactive, has been abandoned or will conclude at any time soon, the Company believes that any ensuing action or proceedings by the CFTC would not have a material adverse effect on the Company.

The Company has been subject to claims of intellectual property infringement and may increasingly be subject to these types of claims as the number of products and services and competitors in its markets grows and the functionality of products and services in other industry segments overlaps. Although the Company does not believe that any of its products or services infringes upon the proprietary rights of third parties, there can be no assurance that third parties will not claim infringement by the Company with respect to current or future products or services. In addition, the Company periodically acquires intellectual property from third parties, including in connection with its acquisitions. In some instances this intellectual property is prepared on a work-for-hire or similar basis. In some instances the Company licenses the intellectual property and in others it is acquired. In the future the Company may be party to disputes about ownership, license scope and royalty or fee terms with respect to some of this intellectual property. Any claims, with or without merit, could be time-consuming, result in costly litigation, cause product or service delays or require the Company to enter into royalty or licensing agreements, any of which could have an adverse effect upon the Company. We may also initiate claims or litigation against third parties for infringement of its proprietary rights or to establish the validity of its proprietary rights, which could result in significant expense to the Company and divert the efforts of its technical and management personnel from productive tasks, whether or not the litigation were determined in its favor.

                           GENESISINTERMEDIA.COM, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

NOTE 7 - CONTINGENCIES, CONTINUED

In addition, the contracts the Company enters into with its clients sometimes require the Company to indemnify clients for claims brought by competitors or others claiming that advertisements or other communications infringe on intellectual property rights. Although the Company maintains business insurance that the Company believes is adequate for our operations, adequate insurance coverage may not be available in the future or the insurance held by the Company may not be sufficient if a significant adverse claim is made.

NOTE 8 - SEGMENT INFORMATION

The Company has five business units that have separate management and reporting infrastructures that offer different products and services. The business units have been aggregated into five reportable segments: Media, Intermedia, Properties, Dynamedia and Car Rental. The Media group conducts direct response advertising campaigns and buys media time and either sells it to third parties or uses it to market its own products. The Intermedia group is deploying the CENTERLINQ network of public access Internet kiosks in shopping malls within the United States. The Properties group maintains the Company's building and generates revenue from the building's tenants. Dynamedia provides creative design and graphic services to clients including Fortune 500 companies. Car Rental rents vehicles principally to the replacement market. Most corporate expenses, such as internal administrative costs, legal expenses and debt issuance costs, are included in the Media group.

Summarized financial information concerning the Company's reportable segments is shown in the following table as of and for the nine months ended September 30, 2000:

                                                                            Net
                                                                          Income           Total
                                                      Revenue             (Loss)           Assets
                                                 ----------------  ----------------  -----------------
Media                                            $     26,301,673  $    (8,400,984)  $      18,330,259
Intermedia                                                229,241       (6,118,166)          9,908,033
Properties                                                749,412         (791,809)         12,069,431
Dynamedia                                               1,043,509          (58,360)            397,540
Car Rental                                              3,888,071       (1,350,745)         12,432,388
                                                 ----------------  ----------------  -----------------
       Total                                     $     32,211,906  $   (16,720,064)  $      53,137,651
                                                 ================  ================  =================

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

         Historically, our operations have consisted of the marketing, advertising and sales of our own products and those of our clients utilizing traditional marketing channels. While we continue to utilize conventional media to fulfill our marketing needs and those of our clients, our focus more recently has been on investing in and bringing to market innovative technology-based concepts that center around use of the Internet.

         CENTERLINQ is an Internet-based interactive network consisting of public access kiosks, currently located exclusively in shopping malls but adaptable to a wide range of venues. CENTERLINQ is also accessible through the Internet at www.CENTERLINQ.com. Advertising displayed on large screen monitors on and adjacent to the public access kiosks enhances network usage and revenues.

         We invested heavily to support the operational needs of CENTERLINQ and to attain a leadership position as a network of public Internet portals. Investments in CENTERLINQ included those made in network architecture, expansion of information services, installation, field maintenance and client service personnel, programming and information technology professionals, research and development, quality assurance and the build out of physical space and infrastructure to support the operations.

         These investments enabled us to announce in December 1999 that CENTERLINQ had reached critical mass. Currently, the systems are installed in 21 shopping malls across the United States including malls in California, Nevada, Arizona, Michigan, Pennsylvania and Indiana. Traffic at these malls thus far enable CENTERLINQ to create approximately 22 million impressions per month. We foresee CENTERLINQ network expansion in additional malls throughout North America, and are discussing expansion into Europe and Latin America. We currently have 31 malls scheduled for deployment over the next few months and we are in conversations with mall owners for the deployment of 115 new malls next year. We currently have contracts with some of the country's largest mall owners, including The Taubman Company, Forest City Enterprises, Urban Retail Properties, Colonial Properties and Crown American Realty Trust.

         The CENTERLINQ experience has not only been successful, but has taught us how to apply those same development standards and resources to other businesses and technologies to achieve an effective rollout of product. Our management now views its role as a creator of long-term shareholder value more closely in alignment with our ability to propagate additional Internet-based companies in accordance with its established "incubation" process.

         We seek to identify acquisition candidates whose core competencies include the development of Internet technology, networking solutions, interactive concepts and a variety of other high-growth areas that can be integrated into valuable business-to-business and business-to-consumer companies. We intend to expand client participation in interactive e-commerce and the CENTERLINQ programs, particularly as CENTERLINQ is rolled out throughout regional shopping malls across the United States and into additional public access areas. Presently, the focus is on marketing efforts with local or regional advertisers, or local representatives of national organizations. We intend to seek additional national advertisers and participants in CENTERLINQ once the deployment of the network has sufficient national scope.

         Even though we are entering emerging markets and have begun to generate revenue from CENTERLINQ, we continue to rely on marketing products for a substantial part of our revenues. Proprietary products sold by us through integrated marketing capabilities include audio and video tapes and companion material products based on the book Men Are From Mars, Women Are From Venus, by John M. Gray, Ph.D., the Money Mastery financial mentoring products, Diet ZX and other new products recently acquired. We expect that revenues from the marketing of products will continue to account for a major percentage of our revenues in the foreseeable future. While revenues are expected to rise, we also expect the overall percentage of revenues that can be attributed to marketing activities will decline as our refined business plan that concentrates on the development of business-to-business and business-to-consumer enterprises that use Internet technology continues.

         In April 2000, we purchased Dynatype Design and Graphics Centers, Inc. ("Dynamedia"), a company that provides creative design and graphic services. Its clients include Fortune 500 companies. We issued 90,000 shares of our common stock for all of the issued and outstanding shares of common stock of Dynamedia. We have accounted for this business combination using the pooling of interest method.

         Also in April 2000 we purchased all of the issued and outstanding stock of Car Rental Direct, Inc. for 260,000 shares of our common stock valued at $4,420,000. The transaction was accounted for using the purchase method of accounting; accordingly, the purchase price has been allocated to the assets acquired and liabilities assumed based on the estimated fair values at the date of acquisition. The excess of the purchase price over the estimated fair value of the net assets acquired is attributed to goodwill, which is being amortized over seven years.

         In April 2000 and June 2000, we entered into note payable agreements with Ultimate Holdings, Ltd, ("Ultimate"), a Bermuda limited company, wherein we borrowed up to $6,000,000 and $10,000,000, respectively, in exchange for secured promissory notes.

         We plan to aggressively grow our business both internally and through strategic acquisitions. We are aggressively looking to acquire business that will fit into our business model.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2000 vs. September 30, 1999


                                             THREE MONTHS ENDED                 PERCENTAGE OF
                                                SEPTEMBER 30,                    NET REVENUE
                                       --------------------------------  -----------------------------
                                               2000            1999             2000            1999
                                       --------------------------------  --------------  -------------
                                                 (in thousands)
REVENUE                                        $16,691          $8,782          100.0%         100.0%

COST OF REVENUE                                  4,174           1,779           25.0%          20.2%

                                       ----------------  --------------  --------------  -------------
GROSS PROFIT                                    12,517           7,003           75.0%          79.8%
                                       ----------------  --------------  --------------  -------------

SELLING, GENERAL AND ADMINISTRATIVE             15,642           9,700           93.7%         110.5%

                                       ----------------  --------------  --------------  -------------
INCOME FROM OPERATIONS                         (3,125)         (2,697)         (18.7%)        (30.7%)
                                       ----------------  --------------  --------------  -------------
Gain on sale of assets                               -             258               -           2.9%
Interest expense                               (1,072)           (188)          (6.4%)         (2.1%)
Financing costs                                   (50)            (44)          (0.3%)         (0.5%)
                                       ----------------  --------------  --------------  -------------
TOTAL OTHER INCOME EXPENSES                    (1,122)              26          (6.7%)           0.3%
                                       ----------------  --------------  --------------  -------------
INCOME (LOSS) BEFORE TAXES                     (4,247)         (2,671)         (25.4%)        (30.4%)
Income taxes                                         -           (399)               -         (4.5%)
                                       ----------------  --------------  --------------  -------------
NET INCOME (LOSS)                             $(4,247)        $(2,272)         (25.4%)        (25.9%)
                                       ================  ==============  ==============  =============


         Revenue for the three months ended September 30, 2000 increased by $7,909,000, or 90.1%, from $8,782,000 for the three months ended September 30, 1999 to $16,691,000 for the same period in 2000. The increase in revenue was due to the following:

o Product sales and commissions from sales of products increased $4,924,000, or 61.1%, from $8,063,000 for the three months ended September 30, 1999 to $12,987,000 for the same period in 2000. We are continuing to increase our product and commissions sales through the sale of new products. Sales of Diet ZX increased significantly during the three months ended September 30, 2000;

o Revenue from our Car Rental Direct ("CRD") subsidiary was $2,828,000 for three months ended September 30, 2000. Since we just purchased CRD in April 2000, there was no corresponding revenue for the three months ended September 30, 1999.

         Cost of revenues for the three months ended September 30, 2000 increased by $2,395,000, or 134.7%, from $1,779,000 for the three months ended September 30, 1999 to $4,174,000 for the same period in 1999. As a percentage of revenue, cost of revenue was 25.0% for the three months ended September 30, 2000 compared to 20.3% for the same period in 1999. The increase is due to the higher cost of revenue associated with the revenue generated from our CRD and Dynamedia subsidiaries. The cost of revenue for CRD and Dynamedia for the three months ended September 30, 2000 was 85.8% and 66.7%, respectively. Cost of revenue associated with our product sales for the three months ended September 30, 2000 was 11.5% compared to 16.3% for the same period in 1999. The decrease is due to lower product costs associated with the products and programs we are currently selling when compared to the products sold in 1999.

         Selling, general and administrative expenses for the three months ended September 30, 2000 increased by $5,941,000, or 61.2%, from $9,701,000 for the three months ended September 30, 1999 to $15,642,000 for the same period in 2000. The increase was due principally to an increase in payroll and related benefits and an increase in selling related expenses. Selling related expenses include the cost of acquiring customer names, purchasing media time for airing of infomercials, royalties and telemarketing costs. We expensed $2,005,000 in media airtime during the three months ended September 30, 2000. As a result of expanding operations through the creation of Genesis Intermedia, the purchase of Dynamedia and CRD, our general and administrative costs have increased. Most of the expenses incurred by Genesis Intermedia to develop its CENTERLINQ Network are classified as general and administrative expenses. We have taken steps to significantly expand its CENTERLINQ Network of kiosks in shopping malls.

         Interest expense for the three months ended September 30, 2000 increased by $884,000, or 470.1%, from $188,000 for the three months ended September 30, 1999 to $1,072,000 for the same period in 2000. The increase in interest expense was due to the issuance of a note payable secured by our new corporate office building in Van Nuys, California, unsecured notes payable and capitalized lease obligations.

         Financing costs for the nine months ended September 30, 2000 increased by $6,000 from $44,000 for the three months ended September 30, 1999 to $50,000 for the same period in 2000. The financing costs incurred during the three months ended September 30, 1999 relate to costs paid to a broker who was engaged by us to raise capital.

         Income taxes for the three months ended September 30, 2000 increased by $399,000 from a benefit of $399,000 for the three months ended September 30, 1999 to $0 for the same period in 2000. There is no provision for income taxes due to the net loss incurred by us during the three months ended September 30, 2000.

Nine Months Ended September 30, 2000 vs. September 30, 1999

                                              NINE MONTHS ENDED                  PERCENTAGE OF
                                                SEPTEMBER 30,                     NET REVENUE
                                       --------------------------------  ------------------------------
                                             2000            1999             2000            1999
                                       --------------------------------  ---------------  -------------
                                                 (in thousands)

REVENUE                                         $32,212        $22,647           100.0%         100.0%

COST OF REVENUE                                   9,212          7,137            28.6%          31.5%
                                       ----------------  --------------  --------------  -------------
GROSS PROFIT                                     23,000         15,510            71.4%          68.5%
                                       ----------------  --------------  --------------  -------------

SELLING, GENERAL AND ADMINISTRATIVE              37,260         17,062           115.7%          75.3%
                                       ----------------  --------------  --------------  -------------
INCOME (LOSS) FROM OPERATIONS                  (14,260)        (1,552)          (44.3%)         (6.8%)
                                       ----------------  --------------  --------------  -------------
Gain on sale of assets                                -            258                -           1.1%
Interest expense                                (2,307)          (277)           (7.2%)         (1.2%)
Financing costs                                   (153)          (108)           (0.5%)         (0.5%)
                                       ----------------  --------------  --------------  -------------
TOTAL OTHER INCOME EXPENSES                     (2,460)          (127)           (7.7%)         (0.6%)
                                       ----------------  --------------  --------------  -------------
INCOME (LOSS) BEFORE TAXES                     (16,720)        (1,679)          (52.0%)         (7.4%)
Income taxes                                          -           (38)                -         (0.2%)
                                       ----------------  --------------  --------------  -------------
NET INCOME (LOSS)                             $(16,720)       $(1,641)          (52.0%)         (7.2%)
                                       ================  ==============  ===============  =============

         Revenue for the nine months ended September 30, 2000 increased by $9,565,000, or 42.2%, from $22,647,000 for the nine months ended September 30, 1999 to $32,212,000 for the same period in 2000. The increase in revenue was due to the following:

o Product sales and commissions from sales of products increased $8,747,000, or 52.4%, from $16,687,000 for the nine months ended September 30, 1999 to $25,434,000 for the same period in 2000. Approximately 56.3% of the increase in product sales and commission took place in the quarter ended September 30, 2000. We are continuing to increase our product and commissions sales through the sale of new . Sales of Diet ZX increased significantly during the three months ended September 30, 2000;

o Revenue from CRD was $3,888,000 for nine months ended September 30, 2000. Since we just purchased CRD in April 2000, there was no corresponding revenue for the nine months ended September 30, 1999.

o Media sales decreased from $5,605,000 for the nine months ended September 30, 1999 to $868,000 for the same period in 2000. This was due to more of our time and resources being focused on promoting our new products rather than on selling media time to third parties. During the first quarter of 1999 the we had media sales of $3,938,000;

         Cost of revenues for the nine months ended September 30, 2000 increased by $2,075,000, or 29.1%, from $7,137,000 for the nine months ended September 30, 1999 to $9,212,000 for the same period in 1999. As a percentage of revenue, cost of revenue was 28.6% for the nine months ended September 30, 2000 compared to 31.5% for the same period in 1999. The decrease is due to the mix of sales. For the nine months ended September 30, 1999 we had $5,605,000 in media sales which had an associated cost of revenue of 88.7%. The cost of revenue for CRD and Dynamedia for the nine months ended September 30, 2000 was 86.1% and 53.8%, respectively. Cost of revenue associated with our product sales for the nine months ended September 30, 2000 was 18.5% compared to 13.0% for the same period in 1999. The increase is due to higher product costs associated with the products and programs we are currently selling when compared to the products sold by us in 1999.

         Selling, general and administrative expenses for the nine months ended September 30, 2000 increased by $20,197,000, or 118.4%, from $17,063,000 for the nine months ended September 30, 1999 to $37,260,000 for the same period in 2000. The increase was due principally to an increase in payroll and related benefits and an increase in selling related expenses. Selling related expenses include the cost of acquiring customer names, purchasing media time for airing of infomercials, royalties and telemarketing costs. We expensed $7,975,000 in media airtime during the nine months ended September 30, 2000. As a result of expanding operations through the creation of Genesis Intermedia, the purchase of Dynamedia and CRD, our general and administrative costs have increased. Most of the expenses incurred by Genesis Intermedia to develop its CENTERLINQ Network are classified as general and administrative expenses. We have taken steps to significantly expand our CENTERLINQ Network of kiosks in shopping malls.

         Interest expense for the nine months ended September 30, 2000 increased by $2,030,000, or 732.8%, from $277,000 for the nine months ended September 30, 1999 to $2,307,000 for the same period in 2000. The increase in interest expense was due to the issuance of a note payable secured by our new corporate office building in Van Nuys, California, unsecured notes payable and capitalized lease obligations.

         Financing costs for the nine months ended September 30, 2000 increased by $45,000, or 41.7% from $108,000 for the nine months ended September 30, 1999 to $153,000 for the same period in 2000. The increase is due to the issuance of 15,000 shares of our common stock in connection with a note payable issued in February 2000 and $50,000 paid to a broker engaged to raise capital for us.

         Income taxes for the nine months ended September 30, 2000 increased by $38,000 from a benefit of $38,000 for the nine months ended September 30, 1999 to $0 for the same period in 2000. There is no provision for income taxes due to the net loss incurred by us during the nine months ended September 30, 2000. .

LIQUIDITY AND CAPITAL RESOURCES

         We financed our operations initially from cash generated from operations. More recently, we have financed our operations through the sale of common and preferred stock in private placement offerings, sale of common stock in our initial public offering, a long-term mortgage and a line of credit.

         In January and April 1999, we sold a total of 250,000 shares of common stock and warrants to purchase an additional 250,000 shares of common stock in a private placement at $7.00 per share for an aggregate of $1,750,000, with underwriting commissions and expenses of $201,250.

         In April 1999, we sold 142,858 shares of convertible preferred stock and warrants to purchase 142,858 shares of common stock in a private placement at $7.00 per share for an aggregate of $1,000,000 with underwriting commissions and expenses of $115,000.

         In May 1999, we issued three notes payable in a private placement for aggregate proceeds of $550,000, net of commissions and expenses of $108,000. In connection with these three note payable agreements, we also issued warrants to purchase 78,571 shares of common stock.

         In June 1999, we sold 2,000,000 shares of common stock in our initial public offering at $8.50 per share for an aggregate of $17,000,000 with underwriting commissions and expenses of $1,870,000 and offering expenses of $2,722,803.

         In July 1999, we purchased an office building in Van Nuys, California for $11,100,000 for which we issued a note payable in the amount of $7,856,250.

         In the third quarter of 1999, we increased our $750,000 line of credit to $1,500,000 from a major financial institution that is collateralized by substantially all of our assets, except our office building. The loan is guaranteed by our majority stockholder. This line of credit was not renewed and we repaid the outstanding balance in full during the second quarter of 2000.

         From November 1999 to September 2000, we borrowed $30,883,383 from debentures secured by the same party as the initial debenture secured in November 1999. In connection with the debenture secured in November 1999, we issued warrants to purchase 750,000 shares of common stock with an exercise price of $7.00. Such warrant to purchase 750,000 shares of common stock was reduced to 700,000 in exchange for a removal of a 60-day waiting period requirement in the original warrant. The warrant for 700,000 was exercised in August 2000. The exercise price for these warrants of $4,900,000 was paid via a reduction of the debenture.

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

         Also in May 2000, we issued 4,000 shares of our Series B Convertible Preferred Stock to two investors for gross proceeds of $4,000,000. The Series B Convertible Preferred Stock has a liquidation preference of $1,000 per share and carries a 5% cumulative dividend payable at the end of each calendar quarter. We also issued to the investors warrants to purchase an aggregate of 112,000 shares of our common stock at $17.74 per share, which represents 115% of the market value of our stock at the closing date. The Series B Convertible Preferred Stock is convertible into common stock at 110% of the market value of our common stock at the closing date ("Fixed Price") if converted within 45 days after the closing date, and the lesser of the Fixed price or the market value of our common stock at the conversion date if converted 45 days or more after the closing date.

         In connection with our acquisition of Car Rental Direct, Inc. in April 2000, we assumed a convertible debenture in the amount of $244,000 and lines of credit to purchase vehicles. The outstanding balance on these lines of credit as of September 30, 2000 was $7,129,601.

         During the nine months ended September 30, 2000, we spent $5,684,856 on capital expenditures and used $24,324,049 in operations.

         We expect to spend additional capital to expand our product lines and our telemarketing division, and to make strategic acquisitions. We anticipate spending $15 to 20 million over the next 18 months to develop and deploy interactive multimedia kiosks in regional shopping malls across the United States and in other entertainment centers.

         We believe that our current cash and cash equivalents on hand, together with existing credit facilities, the cash flow expected to be generated from operations and cash generated from future sales of our equity, will be adequate to satisfy our current and planned operations through the middle of 2001. However, we are currently seeking to acquire a bank credit line or similar credit facility and seeking to refinance our mortgage on our new office building to help finance future operations and acquisitions. We are currently in the process of raising additional equity capital in a private placement offering that is being underwritten by a major financial institution. If we are not successful, our ability to expand CENTERLINQ and make strategic acquisitions will be adversely affected. We are also seeking additional financing to expand our existing business to purchase new products and purchase media time to advertise for these products. If we are unable to obtain this financing, our ability to purchase media time to advertise our products will be significantly limited.

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

In April of 2000, the Commodity Futures Trading Commission ("CFTC") amended its rules and as a result no longer requires that persons rendering impersonalized trading advice register as commodity trading advisors. This rule change, combined with the fact that the CFTC has not asked for additional documents or requested additional dispositions in many months, leads us to believe that the CFTC may no longer be actively pursuing the investigation. However, no assurance can be made that the investigation is inactive, has been abandoned or will conclude at any time soon, but in any event we believe that any ensuing action or proceedings by the CFTC would not have a material adverse effect on us.

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

Item 2.    Changes in Securities and Use of Proceeds
None

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


Date:  November 14, 2000