Form 10-K
period 2000-12-31
GENESISINTERMEDIA COM INC
filed 2001-04-16
CIK 1071522

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                     ANNUAL REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                    001-15029
                            (Commission file number)

                           GENESISINTERMEDIA.COM, INC.
             (Exact name of registrant as specified in its charter)

              DELAWARE                                95-4710370
    (State or other jurisdiction                     (IRS Employer
  of incorporation or organization)               Identification No.)

                  5805 SEPULVEDA BOULEVARD, VAN NUYS, CA 91411
                  (Address of principal executive offices) (Zip Code)

                                 (818) 902-4100
              (Registrant's telephone number, including area code)

        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                               TITLE OF EACH CLASS
                          COMMON STOCK, $.001 PAR VALUE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant at April 12, 2001 was $31,908,524. The number of shares outstanding of the registrant's Common Stock as of April 12, 2001 was 21,222,767.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following document are incorporated herein by reference: Part III -- The Registrant's Proxy Statement for its 2001 Annual Meeting (the "2001 Proxy").

                                     PART I

         This Annual Report on Form 10-K contains statements that are forward-looking, including statements relating to anticipated operating results, growth, financial resources, the development of new markets, the development, distribution, and commercial acceptance of new products and new applications for GenesisIntermedia.com, Inc.'s existing product lines. Investors are cautioned that, although we believe that our expectations are based on reasonable assumptions, forward-looking statements involve risks and uncertainties which may affect our business and prospects, including changes in economic and market conditions, acceptance of ours products, maintenance of strategic alliances and other factors discussed under the caption "Risk Factors" in our Registration Statement on Form SB-2, No. 333-66281 filed with the Securities and Exchange Commission and declared effective on June 14, 1999.

      ITEM 1. BUSINESS

      THE COMPANY

         GenesisIntermedia.com, Inc. was incorporated in Florida on October 28, 1993 under the name Genesis Media Group, Inc., and re-incorporated in Delaware under the name GenesisIntermedia.com, Inc. on December 3, 1998. GenesisIntermedia.com, Inc. uses its core competencies to develop technologies and technology-related companies to market and sell products and services in strategically identified market segments. We own distinct marketing channels, and through CENTERLINQ, are a leading provider of public Internet access portals in shopping malls. We have been establishing an infrastructure to build, develop and nurture new companies and technologies, with an emphasis on matching traditional products, services and businesses with compatible technologies. We market our products and services, which we develop, license exclusively or distribute for third parties, utilizing traditional media, including network and cable television, radio, newspapers and magazines, as well as newer technologies, including the Internet and our CENTERLINQ network. As we have done with CENTERLINQ, we leverage our strength in operations, marketing and the deployment of traditional and new media to advance new and innovative technologies within strategically identified market segments.

         Historically, our operation has consisted of the marketing, advertising and sales of our own products and those of our clients utilizing traditional marketing channels. While we continue to utilize conventional media to fulfill our marketing needs and those of our clients, our focus more recently has been on investing in and bringing to market innovative technology-based concepts that center around use of emerging technologies, including the Internet.

         We intend to continue to search for market segments in which we believe marketing and technology strategies can be applied to leverage growth and efficiency. As we identify these segments, we intend to develop, acquire or otherwise apply technologies or our marketing capabilities to achieve growth and increased market share. We may do this through the acquisition of businesses, as we have done with Car Rental Direct.com, Inc., through services agreements where we make our technologies and marketing available to third parties or for our own products, as we do with the Men are From Mars, Woman are From Venus products, or through the development of new technologies to create new market opportunities, as we have done with CENTERLINQ.

         CENTERLINQ is an integration of equipment and software that creates an attractive physical presence in retail malls, allowing for interactive advertising and retailing. CENTERLINQ is also accessible through the Internet at www.CENTERLINQ.com. Advertising displayed on large screen monitors on and adjacent to the public access kiosks enhances network usage and revenues. We have invested heavily to support the operational needs of CENTERLINQ and to attain a leadership position as a network of public Internet portals.

         At December 31, 2000, CENTERLINQ was deployed and operating in 32 shopping malls across the United States. Traffic at these malls could enable CENTERLINQ to create up to approximately 33 million impressions per month. We foresee CENTERLINQ network expansion in additional malls through North America, and are discussing expansion in Europe and Latin America.

         Even though we are entering emerging markets and have begun to generate revenue from CENTERLINQ and Car Rental Direct.com, we continue to rely on marketing products for a substantial part of our revenues. Proprietary products sold by us through integrated marketing capabilities including audio and video tapes and companion material products based on the book Men Are From Mars, Women Are From Venus, by John M. Gray, Ph.D., and other new products we have recently acquired. We expect that revenue from marketing products will continue to account for a major percentage of our revenues in the foreseeable future but, while revenues are expected to rise, the overall percentage of revenues that can be attributed to the these marketing activities will decline as we make additional investments and acquisitions and generate additional growth from technology-related enterprises.

         Our CENTERLINQ experience has helped prove our model of how to apply technology and marketing development standards and resources to targeted industry segments to achieve an effective rollout of product. We believe our best opportunity to create and enhance long-term shareholder value will be our ability to identify targeted market segments, businesses and products where our marketing and technology capabilities can be a catalyst for rapid growth and market leadership. In addition to identifying businesses or products that may benefit by our marketing and technology capabilities, our acquisition candidates will include companies whose core competencies include the development of communications and information technologies, networking solutions, interactive concepts and a variety of other technologies that can be integrated to create new or significantly expanded market opportunities. We also examine joint venture and strategic alliance candidates. We will focus on acquiring or forming alliances with relatively well-established, revenue producing, e-commerce businesses, or businesses that can be marketed and sold effectively in e-commerce, that will complement our existing capabilities. Key personnel who possess technical expertise will be encouraged to remain with us on a long-term basis.

         We acquired Car Rental Direct.com, Inc. ("CRD") in the spring of 2000. CRD competes primarily in the replacement car rental market. The replacement segment of the auto rental industry consists of rental to temporarily replace vehicles that have been sold, stolen or are being repaired for mechanical or accident reasons. CRD operates locations in Southern California and Arizona and currently maintains a fleet of approximately 1,000 cars. CRD has established vehicle fleet financing lines to build its vehicle inventory and is in discussions with lenders for short-term credit facilities to support equipment necessary to open additional locations CRD recently diversified into the automobile retailing sector, with the opening of a facility in Southern California to sell pre-owned and retired rental vehicles. An important part of our strategy in acquiring CRD was the opportunity to bring on-line efficiencies to the business. CRD intends to augment their service by allowing consumers the opportunity to complete a rental transaction entirely on-line and have the car delivered to their chosen destination.

         In May 2000, we acquired Dynatype Design and Graphics Centers, Inc. ("DynaMedia"), a full-service integrated marketing, communications and design film. Effective December 31, 2000, we sold DynaMedia back to its original owner.

         In April 2000, the Company purchased the assets of DoWebsites.com, Inc. for 72,000 shares of common stock valued at $1,224,000. The principal asset purchased was goodwill. The Company wrote off the goodwill established as a result of the acquisition of DoWebsites.com as the Company believes that the market for services offered by DoWebsites.com has decreased substantially due to the recent closures of many Internet related companies.

                                   CENTERLINQ

         CENTERLINQ is an integration of equipment and software that creates an attractive physical presence in retail malls, allowing for interactive advertising and retailing. CENTERLINQ combines an interactive touch screen with state-of-the-art large plasma overhead video screens that allow advertisers and retailers to deliver focused content to consumers.

         We believe structural changes are occurring throughout the retailing industry. Retailers and retail real estate owners are seeking to compete more effectively by creating closer relationships with shoppers and knowing how each person likes to shop. We believe that improving the shopping experience is an important objective for retailers and owners of retail centers. CENTERLINQ, with its strategic location in the retail center and its strong technology applications, can become an important portal to deliver information and content to the shopper. We see CENTERLINQ as a platform for transacting business such as ticket sales, as an aggregator of information with respect to shopping preferences (customized shopping lists), as a site for distributing advertising messages and promotional campaigns and as a content portal for themes such as movie trailers, music videos or sporting events.

         CENTERLINQ uses 40-inch elevated plasma screens to deliver high-energy advertising using a combination of visual and audio content. This is augmented by a more interactive experience using a touch screen format on a 20-inch touch screen component of kiosks located throughout each mall. Through the interactive touch screen, advertisers deliver advertising copy and conduct business with consumers through promotional discount campaigns, affinity programs, streaming media-rich content or by attracting the consumer to the sponsor's web site. CENTERLINQ delivers these features in an attractive and engaging modular format. Using CENTERLINQ, advertisers are able to influence a consumer decision in an environment conducive to an immediate retail transaction. Print, radio and television cannot achieve this, as their channels are more remote.

         Currently, 32 malls are deployed with CENTERLINQ kiosks and we estimate 33 million impressions per month are generated at CENTERLINQ stations. Additional malls are scheduled for deployment over the next several months and we are in conversation with mall owners for the deployment in 115 new malls in 2001 and 2002. We have contracts with some of the country's largest mall owners, including The Taubman Company, Forest City Enterprises, Urban Retail Properties, Colonial Properties and Crown American Realty Trust.

         The CENTERLINQ platform will generate revenue from several different sources. We believe it can offer advertisers a flexible configuration capable of incorporating video, rich media, data mining, banner advertising and interactivity. Advertising and transactions from data mining will be the prime source of revenue during the initial deployment of the CENTERLINQ network. However, we believe that e-commerce revenues from participation in commercial transactions taking place through CENTERLINQ can be an additional source of downstream revenue.

         In 2000, we entered into a marketing and sales agreement with Infinity Outdoor, Inc. ("Infinity Outdoor"), a subsidiary of Infinity Broadcasting Corporation (NYSE: INF), which is owned by Viacom, Inc. (NYSE: VIA). Infinity Outdoor, which has contractual relationships with several hundred malls in the US, operates approximately 117,000 bulletin, poster, mall and transit advertising display faces and sports marketing services in 90 metropolitan areas in the United States, 13 metropolitan markets in Canada and 44 metropolitan markets in Mexico.

BUSINESS OVERVIEW

         As retailers redesign their strategies to create a closer relationship with their shoppers, technology is expected to be at the forefront of their efforts. Technology can allow retailers and retail real estate owners to become more attuned to shopping patterns and to deliver value-added services. We believe the bricks-and-mortar retail presence will continue to be an important link to shoppers who will demand an improved shopping experience. We see CENTERLINQ as a platform for transacting business such as ticket sales, as an aggregator of information with respect to shopping preferences (customized shopping lists), as a site for distributing advertising messages and promotional campaigns and as a content portal for themes such as movie trailers, music videos or sporting events. By entering into long-term leases for exclusive presence in strong retail centers, CENTERLINQ is positioned to be the portal for such delivery.

         We have to position CENTERLINQ as a tool for retailers and advertisers to customize their messages to shoppers. This will be achieved by promoting CENTERLINQ's Affinity Shopping Program. The Affinity Shopping Program (Platinum Reward Card) encourages shoppers to use CENTERLINQ to earn discounts on merchandise and participate in promotional programs, allowing CENTERLINQ to gather data on shopping preferences. We intend to use this information in several ways, including, for example, providing the shopper lists to YesMail.com in connection with its permission-based e-mail program, and to provide advertisers and retailers a more informed and direct connection to shoppers.

         As the deployment program evolves, CENTERLINQ will be positioned as a more dynamic portal allowing a retailer additional points of contact within a mall setting through a unique platform that is designed for flexibility in the advertising message. Malls are going through significant structural changes whereby space is being retooled. Malls are being wired with fiber optics to link retailers and allow them to create a more efficient form of transacting business. This will allow retailers to manage their inventory and back-office operations more efficiently and will also provide opportunities to market to consumers more efficiently. CENTERLINQ provides a platform for interactive delivery that saves the retailer the investment in the development of the platform and allows them to focus on development of content. CENTERLINQ gives the advertiser and retailers access to a consumer in a setting that other more traditional media, such as print, radio and television, cannot provide. Further, with centralized control of the individual kiosk content, CENTERLINQ can provide retailers real-time opportunities to deliver information to consumers.

MARKET

         We believe we have forged a leading position in the marketplace. Thirty-two malls in 18 states are currently deployed with CENTERLINQ systems. All of the systems are operational and feature our latest 3.9 generation software. The 3.9 version upgrade provides a significantly expanded feature set and supports rich media content. We support the installed base with mission-critical centralized system architecture. Significant time and expense have been expended in developing this backbone infrastructure. We believe any serious competitor would have to expend similar time and resources to compete effectively. We believe this gives CENTERLINQ a significant time-to-market advantage. We have been successful in entering into contracts with respected mall owners for CENTERLINQ deployment. Now that the network infrastructure is in place, an installed base has been deployed and mall owners have signed on, we are at the threshold of aggressive mall deployment, which has created a commanding position in the marketplace.

         We have aggressively marketed our product to major mall portfolio owners. With two notable exceptions, most mall owners appear reluctant to tackle the technical complexities and the major cost of developing their own captive systems. This contrasts with other real estate e-commerce initiatives, where major property owners have formed consortiums to control access to their real estate assets. We believe that providing an attractive system and good support services to the equipment in the malls is important in gaining the confidence of mall owners. More importantly, however, we offer strong economic motivations for mall owners to enter into contracts with us.

         Contracts with mall owners take the form of lease contracts. The lease contracts are typically multi-year contracts providing for (with one exception) exclusive rights to deploy video and interactive advertising platforms in the malls. A majority of the leases call for a base lease rate and percentage rent based on a percentage of revenues over a threshold level. Mall owner economic participation can be significant and provides strong motivation to accommodate deployment and to promote a high profile in the malls. Most malls in the installed base have on average, six kiosk systems and twenty television/plasma screens deployed in high traffic areas.

The following is a list of the 32 malls where CENTERLINQ is currently deployed:

Alabama:          Bel Air Mall, Mobile
Arizona:          Fiesta Mall, Mesa
                  Tucson Mall, Tucson
California:       Antelope Valley Mall, Palmdale
                  Beverly Center, Los Angeles
                  Galleria at Tyler, Riverside
                  Hilltop, Richmond
                  Lakewood Center, Lakewood
                  MainPlace, Santa Ana
                  Santa Monica Place, Santa Monica
                  Stoneridge, Pleasanton
                  Stonestown Galleria, San Francisco
                  Sunvalley, Concord
                  The Galleria at South Bay, Redondo Beach
                  The Promenade Mall in Temecula, Temecula
Colorado:         Park Meadows, Littleton
Florida:          Orlando Fashion Square, Orlando
                  University Mall, Tampa
Illinois:         Fox Valley Shopping Center, Aurora
Indiana:          Circle Centre, Indianapolis
Michigan:         Great Lakes Crossing, Auburn Hills
                  Twelve Oaks, Novi
Nevada:           Galleria at Sunset, Henderson
New Jersey:       Jersey Gardens, Elizabeth
New York:         Boulevard Mall, Amherst
No. Carolina:     Colonial Mall Greenville, Greenville

Ohio:             The Avenue at Tower City, Cleveland
Oregon:           Lloyd Center, Portland
Pennsylvania:     Exton Square, Exton
Texas:            Valley View Center, Dallas
Virginia:         Ballston Common Mall, Arlington
Washington:       SuperMall of the Great Northwest, Auburn

INFRASTRUCTURE

         A sophisticated infrastructure supports the CENTERLINQ system. This includes network architecture, information services, installation teams, field maintenance and client service personnel, programming and creative services, research and development, quality assurance, and the build-out of physical space and infrastructure to support the operations. The infrastructure provides important benefits, such as the ability to update and maintain software upgrades, centrally monitor individual kiosks and react immediately to problems, automate the advertising display and deliver system mall performance to mall owners in real time. A reliable support system facilitates more rapid deployment of kiosk equipment. The existing base of malls, installed while the system infrastructure was being developed, took an average of two weeks to deploy per mall. We estimate that, as a result of our recent efforts to streamline the process, it now takes only two days to fully deploy a new mall. Approximately 60 employees comprise the infrastructure support functions.

         We have invested over $20 million in these activities since the acquisition of CENTERLINQ. We believe it is the industry leader in terms of overall system development, and that the complexity and size of investment in a network of this nature represent major impediments to competitors.

COMPETITION

         There are several companies that have or are contemplating offering a kiosk-based product within shopping malls. These products range from digital mall directories to single terminals with controlled access to the Internet to multiple unit entertainment destinations with unlimited access to the Internet. Selected independent competitors include BigFatWow, Inc., CyberExpo, Golden Screens and ScreenZone. To the best of our knowledge, none of the competitors have received significant funding to date. We believe we have a sufficient headstart with respect to the number of malls deployed, malls under contract and investment in the network infrastructure to sustain a high quality service to the mall owners.

         According to PriceWaterhouseCoopers, the on-line advertising industry has experienced dramatic growth over the last two years, from just under $1 billion in revenue for 1997 to $4.6 billion in revenue for 1999, and just under $2.0 billion in revenue for the first quarter of 2000. The on-line industry is populated by Internet portals such as AOL and Yahoo and by ad banner servers, such as DoubleClick, GoTo, Engage and ValueClick, who profile users and assist advertisers in reaching target consumer audiences on-line. The Internet provides a focused delivery mechanism, allowing for precise and efficient target advertising on a per user basis.

         Several research organizations publish analyses of the online advertising industry including Jupiter Communications, Forrester Research, Internet Advertising Bureau and Veronis Suhler. Forrester Research forecasts that online marketing per company will rise from $550,000 this year to $1 million in 2003. It expects a new wave of online ad spending to power a recovery in 2003 that could propel U.S. digital marketing, not just impression-based advertising, to $63 billion in 2005, according to a report issued January 22, 2001. AdRelevance, a division of Jupiter Media Metrix, found that online ad impressions, or the number of times an ad appears online, increased in December 2000 by 21 percent from November 2000, revealing an all-time high of more than 65 billion impressions.

         In late July 2000, the Clinton administration and online advertising firms reached an important agreement aimed at outlining rules governing tracking of web surfers. Under the agreement between the Federal Trade Commission, the Commerce Department and members of the Network Advertising Initiative, on-line advertisers agreed to self regulation on business practices regarding the aggregation of personal information. Among other elements of the agreement, on-line advertisers agreed to refrain from combining online data collected with off-line banks of information.

                         MEDIA AND INFOMERCIAL DIVISION

         We began by producing infomercials and performing telemarketing services for our own products and for products owned by others. More recently, we have diversified our product offerings and have acquired the rights to market and distribute new consumer products developed by third parties.

MARKET

         The demand for targeted marketing strategies has continued through the development of new marketing channels. We believe that many businesses will be unable to ignore the competitive challenge posed by the emerging e-commerce market and, as a result, will demand that their marketing strategies target a generation accustomed to the fast-paced power of the Internet and other interactive technologies, as well as those individuals who continue to rely on conventional media for information and entertainment. Systems that enable a business to deliver customized messages to customers in an interactive format and to instantaneously evaluate the success of their promotional activities address that demand.

         As a creator and implementer of multi-disciplinary marketing, we are pro-actively developing and deploying strategies that use the Internet and other interactive platforms, as well as more traditional marketing-based strategy. We also benefit from having the ancillary support services necessary to ensure the success of our clients' marketing and distribution efforts.

         We provide multi-disciplinary marketing for our proprietary products and for those of our clients. These include television and print advertising, business-to-consumer and business-to-business outbound telemarketing services and inbound telemarketing services that typically involve responding to customer inquiries and electronic order processing.

         The success of these campaigns depends on the ability to rapidly develop positive customer response to the products and services marketed. Future results in product sales will be dependent upon our ability to rapidly generate positive customer response to products and services. This is particularly the case with directly marketed products. Customer response to direct marketing depends on many variables, including:

o  the appeal of the products being marketed,
o  the effectiveness of the marketing medium chosen and the marketing script,
o the availability of competing products, and o the timing and frequency of consumer presence, phone contacts and airtime.

         Television and Print Advertising. Television and print advertisements convey marketing information to a large number of consumers and position a product within a broad market context. When the client's, or product's, marketing strategy calls for coverage to the public at large, we develop and implement marketing that uses these forms of traditional media.

         Telemarketing Services. Business-to-consumer and business-to-business outbound telemarketing services involve the use of client-generated, electronically transmitted lists of customers selected to match the demographic profile of the targeted customer for the offered product or service. We specialize in marketing products at price points that typically range from $100 to $5,000, with an average of approximately $2,000.

         We invest in improved computer and telecommunications technology to supplement our telemarketing business and to enable us to expand this segment of the business. This technology assists telemarketers to more accurately identify and contact potential customers and provides telemarketing sales representatives with more complete on-line guidance and support. The computerized call management systems use predictive dialers to:

o    automatically dial telephone numbers;
o    determine if a live connection is made; and
o present connected calls to a telephone sales representative who has been specifically trained for the particular sales program.

      Our ability to train and retain sales personnel is critical to our success because of the need to develop an in-depth knowledge of the complex products typically sold. Such factors serve to differentiate us from many of our competitors. Sales personnel are compensated by salary, commissions and bonuses based on individual performance and overall profitability.

         Inbound telemarketing services typically include:

o    the electronic receipt and processing of all sales information;
o the communication of necessary sales information to a contracted order fulfillment center; and
o    the administration of customer order and service inquiries.

         Infomercial production and teleservices for proprietary products are still performed by us. We also perform these services for products owned by other companies and typically we are compensated by retention of total sales revenue for these services. The pricing for inbound teleservices may vary, depending upon several factors, including the time spent, the number of calls received by personnel and sales-based performance fees. We also work on a fee-for-service basis.

      Per our normal course of business, we enter into various agreements under which we are obligated to pay royalties on the products we sell. The royalties vary by agreement and are based on percentages of net revenue generally not to exceed 25% or a percentage of the net profits of the venture generally not to exceed 50%.

      An in-house product development and marketing department researches, develops and analyzes products and product ideas. The development of relationships with third parties and the active solicitation of new clients seeking multi-disciplinary marketing opportunities augment the activities of the product development and marketing department. This fuels our objective of creating additional profit centers by seeking out innovative consumer products to market and distribute.

      Our marketing operations are dependent on a continuing ability to develop or obtain rights to new products to supplement or replace existing products as they mature through their product life cycles. Historically, most products in the direct marketing industry generate their most significant revenue in their introductory year. We have brought on additional products to supplant, supplement and eventually replace those that are expected to experience slowdown in their lifecycles.

         Future results of operations will also depend on the ability to spread revenue stream over a larger number of products in a given period and to more effectively exploit the full revenue potential of each product introduced through all levels of consumer marketing, whether directly or through third parties. The future revenues of the business will depend substantially on our ability to:

o create and maintain an effective, integrated organization that develops, introduces and markets products that address changing consumer needs on a timely basis;
o    establish and maintain effective delivery platforms for products; and
o    develop new and expand established geographic markets.

COMPETITION

         Our competitors include a wide span of companies and organizations, including Internet software, content providers, technology companies, telecommunication providers and developers of e-commerce enterprises.

         We also compete with operators of traditional off-line media, such as print and television for a share of the advertisers' total advertising expenditures. There can be no assurances that we will be able to compete sufficiently against our current or future competitors or that competition will not have a material adverse effect on our business, results of operation or financial conditions.

         Because the market for "new media" being relatively new and subject to rapid technological change, we anticipate that overall competition will persist, intensify and increase in the future. There are relatively low barriers to entry into this market. We rely heavily on the skill of our personnel and the quality of our client service and there is no patented technology that would preclude or inhibit competitors from entering the market. We expect to face additional competition from new entrants into the market in the future. Principal competitive factors include:

o    a company's creative reputation,
o    knowledge of media,
o    financial controls,
o    geographical coverage and diversity,
o    relationships with clients,
o    technological capability, and
o    quality and breadth of services.

         If existing or future competitors develop or offer services that provide significant performance, price, creative or other advantages over those offered by us, then we anticipate that our business, results of operations and financial condition would be negatively affected.

         Some current and potential competitors have longer operating histories, larger installed customer bases and longer relationships with clients and significantly greater financial, technical, marketing and public relations resources than we do. These competitors could decide at any time to increase their resource commitments to compete directly with us in certain markets or offer similar products.

INTELLECTUAL PROPERTY

         Our trademarks, trade secrets and similar intellectual property are regarded as critical to our success. Although we currently have no registered copyrights, trademarks or patents covering any of our proprietary technology, we currently rely on a combination of common law copyright and trademark laws, trade secret protection, confidentiality and non-disclosure agreements and contractual provisions with employees and with third parties to establish and protect our proprietary rights. For the development of marketing channel capabilities and technologies, we intend to rely upon unpatented trade secrets and know-how and on the expertise of our employees. These steps may not be adequate to protect our proprietary technology.

         We intend to pursue the registration of our copyrights and trademarks based upon anticipated use internationally. We may not be able to secure copyright or trademark registrations for all of our marks in the United States or other countries. We filed trademark claims for "Genesis Intermedia" and "Show Super Star Interactive Video Presentation Systems," which is an interactive media presentation software product developed for the entertainment industry.

         Owners of other registered or unregistered copyrights, trademarks or service marks could bring potential copyright or trademark infringement claims. If our technology infringes on the rights of other companies, we may be required to seek licenses from third parties. However, we may not be able to do so on commercially reasonable terms, if at all. In addition, we may be subject to litigation to defend against claims of infringement of the rights of others or to determine the scope and validity of the intellectual property rights of others. Likewise, and particularly because of our acquisition and growth strategy, disputes may arise with respect to ownership of technology developed by current employees who were previously employed by other companies.

         If competitors prepare and file applications in the United States that claim trademarks used or registered by us, we may oppose those applications and be required to participate in proceedings before the United States Patent and Trademark Office to determine priority of rights to the trademark, which could result in substantial costs. Similarly, actions could be brought by third parties claiming that our products or technology infringe patents or copyrights owned by others. An adverse outcome could require us to license disputed rights from third parties or to cease using a trademark or infringing product or technology. Any litigation regarding proprietary rights could be costly and divert management's attention, result in the loss of some of proprietary rights, require us to seek licenses from third parties and prevent us from selling our products and services.

         We generally license intellectual property from third parties, such as the rights to John M. Gray, Ph.D.'s book Men Are From Mars, Women Are From Venus for creation and marketing of the video and audio products that we directly market. We have also licensed the rights to produce and market other products. We are dependent upon the protection of these intellectual properties by their licensors and are responsible for protecting them as well. In addition, we anticipate that we will license our content, or a portion thereof, from third parties in the future. As a result, exposure to copyright infringement actions may increase because we must rely upon those third parties for information as to the origin and ownership of the licensed content. We intend to obtain representations as to the origin and ownership of licensed content and to indemnification to cover any breach of any representations. However, the representations may not be accurate and the indemnification may not adequately protect us.

REGULATION

         Advertising is regulated by the government, by private organizations, including self-regulatory bodies and trade associations, and by consumer groups.

      The Federal Trade Commission Act

         The Federal Trade Commission may seek cease and desist orders, impose monetary penalties, or pursue other remedies in the event that an advertising company violates the Federal Trade Commissions Act's rules or regulations pertaining to false, misleading and unfair advertising. We believe that we are in compliance with this Act and the regulations promulgated under this Act.

      The Federal Telemarketing and Consumer Fraud and Abuse Prevention Act

         A variety of deceptive, unfair or abusive practices in telemarketing sales have been prohibited under the Federal Telemarketing and Consumer Fraud and Abuse Protection Act. Generally, these rules prohibit misrepresentations of the cost, quantity, terms, restrictions, performance or characteristics of products or services offered by telephone solicitation or of refund, cancellation or exchange policies. The regulations also regulate the use of prize promotions in telemarketing to prevent deception and require that a telemarketer identify promptly and clearly the seller on whose behalf the telemarketer is calling, the purpose of the call, the nature of the goods or services offered and, if applicable, that no purchase or payment is necessary to win a prize. The regulations also require that telemarketers maintain records on various aspects of their business. We believe that we are in compliance with this Act and the regulations promulgated under this Act.

         Violation of the rules and regulations applicable to telemarketing practices may result in injunctions against violative operations, monetary penalties or disgorgement of profits. Violations may also give rise to private actions for damages.

      The Federal Telephone Consumer Protection Act of 1991

         The Federal Telephone Consumer Protection Act of 1991imposes restrictions on unsolicited automated telephone calls to residential telephone subscribers. Under this Act it is unlawful to initiate telephone solicitations to residential telephone subscribers before 8:00 a.m. or after 9:00 p.m., local time at the subscriber's location, or to use automated telephone dialing systems or artificial or prerecorded voices to call specified subscribers. Additionally, this Act requires teleservice firms to develop a written policy that:

o clearly delineates the types of calls that the firms are prohibited from making under this Act,
o lists specific individuals or groups of individuals that the firms are prohibited from contacting under this Act, and
o  prohibits its personnel from making the calls.

      Our call management system has been modified to eliminate some of our capabilities to help prevent violations of this Act. These modifications prevent personnel from initiating telephone calls during restricted hours or to individuals listed on a "do not call" list. We also educate our personnel on the restrictions and prohibitions of this Act.

      State Regulation

         Most states have enacted statutes similar to the Federal Trade Commission Act prohibiting unfair or deceptive acts and practices. A number of states have enacted legislation and other states are considering enacting legislation to regulate telemarketing. For example, telephone sales in some states are not final until a written contract is delivered to and signed by the buyer, and that contract may often be canceled within three business days. At least one state also prohibits telemarketers from requiring credit card payment and several other states require some telemarketers to obtain licenses, post bonds or submit sales scripts to the state's attorney general. State regulation has not materially affected our operations as we currently conduct them and we do not presently anticipate that state regulation will materially and adversely affect our operations in the future.

      International Regulation

         Advertising is subject to regulation in countries other than the United States in which we may choose to do business. We will need to review any of these regulations before conducting business in any other country.

      Self-Regulatory Bodies, Trade Associations and Consumer Groups

      Self-regulatory activities have become significant in the advertising business. The Council of Better Business Bureaus has created the National Advertising Division and the National Advertising Review Board. These are private organizations that review and process allegations that a company has violated state or federal rules or regulations pertaining to advertising.
Additionally:

o the national television networks and various other media have adopted extensive regulations for advertising that is acceptable for broadcast or publication,
o trade associations in some industries publish advertising guidelines for their members, and o various consumer groups have been and continue to be powerful advocates of increased regulation of advertising.

      Industry Regulation

         Some industries served by us are also subject to government regulation. Our employees who complete the sale of insurance products are required, for example, to be licensed by various state insurance commissions and to participate in regular continuing education programs. We provide this continuing education to our employees and believe that we have, in all material respects, complied with this and other relevant industry regulations. We may also be subject to regulation by the Commodity Futures Trading Commission, which regulates commodities trading. The Commission has initiated an investigation that may affect the infomercial titled Success and You based on Jake Bernstein's Trade Your Way To Riches product.

      The Communications Decency Act of 1996

         The Communications Decency Act of 1996 was enacted in 1996. Although those sections of this Act that, among other things, proposed to impose criminal penalties on anyone distributing "indecent" material to minors over the Internet were held to be unconstitutional by the U.S. Supreme Court, similar laws may be proposed and adopted. Although we do not currently distribute the types of materials that this Act may have deemed illegal, the nature of this legislation and the manner in which it may be interpreted and enforced cannot be fully determined. Legislation similar to the Communications Decency Act could subject us to potential liability, which in turn could have an adverse effect on our business. These types of laws could also damage the growth of the Internet generally and decrease the demand for our products and services.

      Regulatory Compliance

          We have developed internal review procedures to help ensure that our work product is accurate and fairly disclose the nature of the products marketed and sold by us. We believe we are in compliance with federal, state and local laws and regulations pertaining to advertising and the pre-clearance procedures of the broadcast media.

                                CAR RENTAL DIRECT

         Car Rental Direct is based in Southern California which is home to the top five replacement and suburban car rental markets in the country. Currently, CRD is open for business with 15 locations including 11 in Southern California and four in the Phoenix AZ area. We anticipate opening a minimum of nine additional locations during 2001, primarily in Southern California and Arizona. Our facilities are located within strip malls, as well as in freestanding buildings. There are also CRD locations in hotels and car dealerships. In all cases, the locations are within high-traffic areas. One distinguishing feature that all our locations have in common is the manager's office within plain view of the reception area and counters. This ensures that management is apprised, at all times, of conditions at the counters and that our customer service index remains high. All locations have a reception area, an accounting office and two counters with one each for returns and rentals. The 15 locations currently open are as follows:

ARIZONA

o        477 N. Cooper Rd, #2, Gilbert
o        1911 W. Broadway, Mesa
o        14950 N. 83 Pl., Scottsdale
o        7970 S. Autoplex Loop, Tempe

SOUTHERN CALIFORNIA

o        1301 West Main St., Alhambra
o        1444 East Valley Blvd., Alhambra
o        17639 Bellflower Blvd., Bellflower
o        1525 South Brand Blvd., Glendale
o        1517 South Western Av., Los Angeles
o        1500 N. Sepulveda Blvd., Manhattan Beach
o        18330 Colima Rd. #A1, Rowland Heights
o        2305 Pacific Highway, San Diego
o        1433 Camino del Rio South, San Diego
o        21333 Hawthorne Blvd., Torrance
o        5 Auto Center Dr., Tustin


         We currently maintain a fleet of approximately 1,000 cars in the 15 facilities and will increase the fleet as we increase unit utilization. Our fleet mix consists of 3% luxury class cars, such as Lexus, BMW and Mercedes Benz, 12% truck and SUV rentals, such as 15- and 8- passenger vans as well as Ford Expeditions and Chevrolet Suburbans, 10% premium car rentals, which include VW Beetles, Ford Crown Victoria, Ford Mustangs and convertibles with the remainder of the fleet consisting of standard full sized cars to subcompacts.
                                       13

         We intend to expand our operating base in the following four areas:

o        Development of new facilities;
o        Creation of Exotic and Studio Rentals division;
o        Acquisition and roll-up of independent rental car operations; and
o        Implementation of the Toyota Rent a Car management program.

Development of new facilities: We intend to identify new locations that will require minimal startup capital and that are convenient to our core market. These types of facilities include new car dealers, automotive garages and body shops, hotels and easily converted freestanding facilities.

Creation of Exotic and Studio Rentals division: Capitalizing on the strategic advantages of our Southern California location, we are opening exotic car rental locations in our home market, where the demand is high. Renting cars to film and television studios is a niche already being exploited.

Acquisition and roll-up of independent rental car operations: There are currently 14,427 independent rental car locations that have a total vehicle fleet of approximately 226,350 rental vehicles and generate approximately $18.3 billion in revenue. We are currently evaluating a number of acquisition candidates.

Implementation of the Toyota Rent a Car program (TRAC): Operations are commencing at two facilities in Tempe, Arizona and Manhattan Beach, California. More TRAC facilities will follow, as start-up costs are 50% to 75% less than a normal CRD location, and the Toyota dealer finances all Toyota inventory for the operation. The cars can be optionally purchased after an initial period at a favorable cost to be rented at our other locations.

BUSINESS OVERVIEW

         The CRD business model is unique. Although selecting and reserving a car through a rental agency via the Internet is now commonplace, we are moving the process forward. Not only will a CRD consumer be able to choose and reserve cars online, but they will also be able to pay for and arrange delivery of their rental car through the Internet. Furthermore, we intend to build a competency into our operations that will allow us to accept and verify driver's license information online. By arranging the entire rental agreement through the Internet, the customer's first face-to-face interaction with a CRD employee would be upon delivery of the vehicle to the consumer's home or office.

         We will combine this comprehensive online functionality with locations in the suburban and neighborhood areas where the general population lives and works. This will enable a higher degree of walk-in business than if we had chosen to locate near airports.

         A key contributor to growth will be our established and authorized relationships with major insurance carriers. We have already established two such relationships and intend to continue to gain additional relationships for authorized billing. We view this as an important facet of the operation for development of business with customers, body shops and insurance agencies. The ability to bill directly to insurance companies and other vendors is an option that is not available to small independent operators. Customers and auto body shops prefer a direct billing method, as it relieves them of the paperwork and logistics.

         To augment growth, we have partnered with AutoNation and Van Tuyl Automotive Investment Group, two of the largest dealership groups in the country. AutoNation owns and operates over 244 dealerships nationwide and is the largest publicly traded company in the new car dealership sector. We currently have two facilities on site at AutoNation dealerships, and are negotiating for space in an additional 10 locations. Van Tuyl Automotive Investment Group, which owns and operates over 70 dealerships nationwide, is the largest privately held dealership group. We have an agreement to put facilities on two of their dealerships and are negotiating for an additional six locations.

         Our Advanced Innovations Management Group division operates and manages the Toyota Rent A Car facilities under license from Toyota. Under an exclusive agreement with Toyota, we are supplied with facilities, cars and financing by Toyota dealers. Most of the vehicles ordered have no interest costs for the first six months. All billing and receipts are collected by the Toyota dealership, which in turn pays Advanced Innovations Management Group 97.5% of the gross revenue.

         We intend to use our extensive industry experience to target and acquire both major and independent local and replacement car rental companies. We plan to grow through acquisition and through internal growth strategies.

MARKET

         The car rental industry, exclusive of truck rentals, is valued at $18.3 billion per year. There are an aggregate of 23,338 rental car locations with 1,733,391 vehicles. Enterprise Rent a Car has the largest market share, or nearly 23%, with revenues of $3.85 billion from approximately 400,000 cars in 3600 locations.

         Enterprise dominates the local and replacement segment of the auto rental industry. The remainder of the major car rental companies, such as Hertz and Avis, focus on the leisure and business segments of the car rental industry.

         The local and replacement auto rental segment of the industry consists of rentals for the purpose of temporary fleet enhancement and temporary replacement of vehicles that have been sold, stolen or are being repaired. The replacement auto rental segment has lower administrative and marketing costs as well as higher fleet utilization factors than the business and leisure travel segment, thereby creating a higher gross margin and return on investment.

         We are currently advertising Car Rental Direct over the CENTERLINQ network. CENTELINQ is a rapidly expanding unified network that is accessible via the world wide web and through public access touch-screen Internet kiosks in shopping malls. We are in the enviable position of obtaining Internet exposure to a large consumer base at relatively little cost. In addition, as the CENTERLINQ network expands to new markets, it creates an instant introduction for CRD into those potential markets and eases our need to allocate funds for promotion.

         With access to production facilities for television spots, as well as inexpensive access to media time with which to run such television spots as trailers to our other marketing messages, we can take advantage of our position within the GenesisIntermedia family. Genesis Media Group holds media time on several nationally broadcast cable television networks as well as television stations, including major network affiliates, in key US markets.

         One of the distinct advantages that characterizes our operations and our ability to gain additional business is our accessibility to the insurance industry. Our Claim Center Rental Control program increases the productivity of insurance claims adjustors, thereby increasing the opportunity for us to gain additional volume. By providing the insurance claims adjustor with access to our database and the ability to update "work in process" folders, cases can be closed faster and at less expense to the insurance company. With the average replacement rental currently requiring seven or more telephone calls from start to finish, and the average claims adjustor handling a load of approximately 150 cases, our streamlined information sharing process is a strategic advantage welcomed by the insurance industry.

COMPETITION

         We consider Enterprise Rent A Car to be our primary competitor and believe that it is essential to understand the chemistry and perception of Enterprise. Over the past 10 years, Enterprise has built its operations by allowing young entrepreneurs to run a business. Enterprise allows each office manager to run their location however they like as long as they follow the same corporate strategy and philosophy. This flexibility has proven successful for Enterprise and has allowed it to grow and gain market dominance. Following the same strategy will create opportunities for us to secure a significant market share.

         Referral sources have often had no a choice but to send Enterprise their business since no reliable alternative was available. This is a key component in understanding how to gain market share. Our entire organization will have the "real" and "profitable" experience needed to gain trust from various referral sources. We believe that this factor will open several doors immediately for us.

FACTORS THAT MAY AFFECT FUTURE RESULTS

Because our revenues depend on a limited number of products and clients, we must retain our current products and clients or attract new ones

         Our revenues to date have been derived from a relatively small number of products and clients. If there is a significant reduction in product sales or if we lose one of our larger products, our business will be adversely impacted. In addition, a decrease in the marketing expenditures of our clients or the loss of a major client would also have an adverse affect on our business. In 2000, approximately 34% of our revenues came from the sale of one product. In addition, our products and the sales of media time are frequently based on oral agreements that may be terminated at any time. Our failure to diversify our product line and expand our client base could adversely affect our results of operations.

If our new products are not successful or if we are unable to continue to sell media time to third parties, our business will be adversely affected

         We only began to market new products that we acquired from third parties in 1998. Prior to that, in 1997, approximately 41% of our revenues were derived from media sales to a corporation that is owned by a majority stockholder of ours. In 1998, approximately 25% of our revenues were derived from media sales to this corporation. In addition, revenue from telemarketing for products owned by this client accounted for approximately 78% of our total telemarketing revenues in 1997 and approximately 90% in 1998. In 2000, none of our media sales and none of telemarketing revenues were derived from transactions with this client. We must begin to derive significant revenues from our new products and, to the extent we continue our media sales business, continue to make media sales to third parties for our business to succeed.

Recent expansion into new interactive multimedia markets has not yet generated significant revenue

         Since 1998, we have expanded our media offerings to include interactive multimedia technologies, including the Internet, and interactive kiosks through the CENTERLINQ network to businesses seeking to conduct electronic commerce. The expansion included the formation of our Genesis Intermedia, Inc. subsidiary. However, revenue generated by this subsidiary has not been significant and capital investments to develop and deploy the CENTERLINQ network have been substantial. We expended approximately $7 million in 1999 and $17 million in 2000 on CENTERLINQ network development. We expect that we will continue to invest in the building of our infrastructure and expansion. As a result, we expect to experience losses in these areas in 2001.

Our ability to compete effectively will be adversely affected if our marketing channels and technologies do not gain acceptance

         We are developing multidisciplinary marketing that we believe will be competitive. This development includes choices about the marketing channels we employ and using the appropriate technology to exploit those channels. If our marketing channels are not successful or if we fail to effectively exploit those channels, our business will be adversely affected.

Our ability to expand our business will be significantly limited if we cannot obtain additional financing

         To accomplish our plans to expand CENTERLINQ, purchase new products and media time to advertise these products, we need substantial additional capital which we may not be able to obtain. We are currently negotiating with lenders to obtain additional financing, but this additional financing may not be available on terms that are favorable to us, or at all. If adequate funds are not available, or are not available on acceptable terms, our ability to implement our expansion plans will be significantly limited.

Reliance on external sales force

         Our strategy has been to concentrate on developing the infrastructure supporting CENTERLINQ and the technology needed to make the system work properly. Efforts are now under way to bolster the management team with marketing and sales personnel. We have placed significant reliance on our strategies and the effectiveness in selling advertising on the CENTERLINQ network. Should we fall short in our expectations or the timing in selling advertising be delayed, we could experience a significant decline in our projected CENTERLINQ operations.

Threat of mall owners sponsoring competing platforms

         The real estate community has been characterized by property owner consortiums and efforts by larger capitalization owners to sponsor their own e-commerce platforms. There is some risk that kiosk-based platforms will be offered by mall owners. The Simon Property Group and General Growth Properties have both announced intentions to sponsor such interactive advertising in their malls.

Ability to sign up additional malls.

         We have recently entered into lease contracts with mall owners for deployment of CENTERLINQ systems and are pursuing contracts for additional malls. There is no assurance that we will be successful in signing additional mall contracts or renewing our existing contracts on acceptable terms. Failure to enter into new contracts for deployment of CENTERLINQ on acceptable terms could negatively impact capital raising and could adversely affect or operating results.

Our success depends on our ability to retain Ramy El-Batrawi and other key personnel.

         We believe that the development of our business to date has been largely the result of the services of our chief executive officer, Ramy El-Batrawi. Although we are developing a management team, the loss of Mr. El-Batrawi's services would have a detrimental impact on the further development of business. Our success also depends on our ability to hire and retain other qualified employees. We may not be able to locate and hire those employees because of the intense competition in our industry for personnel with the requisite skills.

Dependence on a small number of clients and products

         A relatively small number of clients and products have historically contributed significantly to our revenues. If there is a significant reduction in product sales or in a large client's marketing expenditures or the loss of one or more of our largest products or clients, and this is not replaced by new products or client accounts or an increase in business from existing products or clients, then this will have a significant adverse impact on us. However, because we intend to continue to rely on broad-or multi-market products like the Men From Mars products, it is possible that the dependence on revenues from a limited number of products will continue in the future. If we do not diversify our product lines and client base, we may put ourselves in a position of risk that the loss or under-performance of a single product or client may adversely affect us.

Related party transactions have historically generated a substantial portion of our revenue

         Selling media time to Trade Your Way To Riches, Inc., a corporation owned by our majority stockholder, represented none of our revenue in 1996, approximately 41% in 1997 and approximately 25% in 1998. In addition, in 1997 and 1998, revenue from Trade represented approximately 90% and 78% of our revenue from telemarketing for products owned by our clients. Although total revenue related to Trade in 1999 and 2000 declined to less than 1% of total revenue, and we anticipate that Trade-related revenue will continue to represent less than 1% of future revenue, we have only since October 1998 begun to sell media time to a significant number of new clients. In addition, we have recently begun marketing the new products we acquired in the late 1998. Any inability to continue media sales to third parties or failure of our new products could significantly and adversely affect us.

Our current business structure may not be successful in addressing quarterly fluctuations

         Our management believes that our business structure of offering multi-disciplinary marketing for our own and third parties' disparate products and services is unique. We believe the uniqueness of this structure, as well as the inherent uncertainty of forecasting product sales generally will make quarterly forecasts difficult and quarterly results will fluctuate. These quarterly fluctuations and resulting deviations from forecast results may cause volatility in the price for the common stock that may not reflect long-term results or prospects. We expect these fluctuations to be exaggerated as we execute our acquisition strategy, which will involve direct expenses, as well as new product development and marketing expenses. The magnitude and timing of these expenses will vary. Integration of disparate products, services and distribution channels that are developed internally, acquired or contracted with third parties to market will also contribute to the unpredictability of quarterly results.

Acceptance of marketing channels and technologies are key to our ability to compete

         We are developing multi-disciplinary marketing that we believe will be competitive. This development includes choices about the right marketing channel--such as CENTERLINQ and its versatile kiosk system for deployment in regional shopping malls and other public access areas--and the right technology to exploit that channel--the Internet and the interface of the kiosks. A number of factors related to those choices may adversely affect competitiveness, including:

o  rapid technological changes that make these or future offerings obsolete;
o changes in, or mistakes in gauging user and client requirements and preferences; and
o frequent new product and service introductions by others or evolving industry standards and practices in emerging markets that may promote adoption of technologies other than those chosen by us.

The oral agreements on which much of our business relies are terminable at will

         We frequently market products on the basis of oral agreements that may be terminated by either party at any time, and there are no written contracts relating to the sale of media time to clients. Because of those terminable arrangements, any of our clients may discontinue utilizing their services at any time in the future.

Future expansion is dependent on raising additional capital

         We are currently negotiating to obtain additional financing for the expansion of CENTERLINQ. If the negotiations do not materialize and we are unable to obtain additional financing, the future expansion of CENTERLINQ will be slowed significantly and will adversely affect us.

         We are also seeking additional financing to expand our existing business to purchase new products and purchase media time to advertise for these products. If we are unable to obtain this financing, our ability to purchase media time to advertise our products will be significantly limited.

Future sales of our common stock by existing stockholders or sales by us to new investors could depress our stock price

         As of March 22, 2001, after giving effect to a 3-for-1 stock split of our common shares, we had 21,224,685 shares of common stock outstanding, and approximately 3,988,932 additional shares of common stock were issuable upon the exercise of outstanding employee stock options, of which 1,977,816 where exercisable. All of the shares underlying those options have been registered for resale on Form S-8. Dilution of existing shareholders' interests may occur if we issue additional shares of common stock underlying outstanding shares of our preferred stock. Dilution of existing shareholders' interests may also occur if we issue additional shares of common stock through private placements.

         Sales of a substantial number of shares of our common stock in the public market, or the perception that substantial sales might occur, could cause the market price of our stock to decrease significantly. This could also make it more difficult for us to raise capital by selling stock or use our stock as currency in acquisitions.

International expansion may result in new business risks

         If we expand internationally, this expansion could subject us to new business risks, including:

o adapting to the differing business practices and laws in foreign commercial markets;
o   difficulties in managing foreign operations;
o   limited protection for intellectual property rights in some countries;
o   difficulty in accounts receivable collection and longer collection periods;
o   costs of enforcement of contractual obligations;
o   impact of recessions in economies outside the United States;
o   currency exchange rate fluctuations; and
o   potentially adverse tax consequences.

Market volatility may have an adverse effect on our stock price

         The trading price of our common stock has fluctuated widely in the past and, like most stocks, it will continue to fluctuate in the future. The price could fluctuate widely based on numerous factors, including:

o    quarter-to-quarter variations in our operating results;
o changes in analysts' estimates of our earnings or our competitors' earnings;
o announcements by us or our competitors of technological innovations or new services;
o    general conditions in the commercial real estate industry;
o    developments or disputes concerning copyrights or proprietary rights;
o    regulatory developments; and
o    economic or other factors.

     In addition, in recent years, the stock market in general, and the shares of Internet-related and other technology companies in particular, have experienced extreme price fluctuations. This volatility has had a substantial effect on the market prices of securities issued by many companies for reasons unrelated to the operating performance of the specific companies.

Stock ownership by executive officers and directors provides substantial influence over matters requiring a vote of stockholders

      Our executive officers and directors beneficially own a sufficient number of our outstanding common stock to exercise substantial influence over the election of directors and other matters requiring a vote of stockholders. This concentrated ownership might delay or prevent a change in control and may impede or prevent transactions in which stockholders might otherwise receive a premium for their shares.

EMPLOYEES

         As of March 30, 2001, we had 450 full-time employees. None of these employees are covered by collective bargaining agreements and we believe that our relations with our employees are good.

ITEM 2. PROPERTY

    Prior to September 1999, we owned an office building at 13063 Ventura Boulevard, Studio City, California 91604-2238. The building consisted of 6,300 square feet and was entirely occupied by us. In July 1999, we purchased an 80,000 square foot building at 5805 Sepulveda Boulevard, Van Nuys, California 91411 to house our expanding business and sold our previous corporate office in Studio City, California. The new office building gives us room to expand as we continue to increase our workforce. We occupy approximately 60% of the new building and sublease the remaining 40% under lease arrangements ranging from one to four years. Most of our administrative, telemarketing and media time operations are conducted at our Van Nuys, California location. We lease production facilities for the production of direct marketing programming on an as-needed basis from third parties on commercially available terms. We also operate a call center in St. George, Utah, in approximately 2,000 square feet of space under a lease ending May 31, 2001. The lease provides for monthly rental payments of $6,720.

ITEM 3. LEGAL PROCEEDINGS

         The Company may also be involved from time to time in various other claims and legal actions incident to its operations, either as plaintiff or defendant. The Company vigorously defends itself against all lawsuits filed by plaintiffs. The Company is not aware of any current litigation that would have a material impact on the financial position or results of operations of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not Applicable

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our common stock commenced trading on the Nasdaq National Market under the symbol "GENI" on June 14, 1999. The following table sets forth, for the periods indicated, the high and low closing sales prices per share of our common stock on the Nasdaq National Market.

                                                 HIGH              LOW
                                               ---------       ----------
  For the quarter ended December 31, 2000        $6.12            $5.00
  For the quarter ended September 30, 2000       $5.63            $5.00
  For the quarter ended June 30, 2000            $6.58            $5.00
  For the quarter ended March 31, 2000           $9.33            $1.88
  For the quarter ended December 31, 1999        $2.60            $1.33
  For the quarter ended September 30, 1999       $2.94            $1.50
  June 14, 1999 to June 30, 1999                 $2.85            $1.92

RECENT SALES OF UNREGISTERED SECURITIES; USE OF PROCEEDS OF UNREGISTERED SECURITIES

         In September 2000, as part of a settlement release agreement, we issued 150,000 shares of our common stock at an exercise price of $5.33 to a previous investor as liquidated damages under an earlier securities purchase agreement. The issuance of the shares was based, in part, upon representations and warranties of the investor, including a representation as to the status as "accredited" investors (as such term is defined in Rule 501(a) of the Securities Act of 1933, as amended (the "Act") and to their status as not a U.S. person as defined in Rule 902(k) of the Act. These sales were exempt from the registration requirements of the Act pursuant to Regulation S promulgated by the Securities and Exchange Commission under Section 5 of the Act.

         On November 2000, we issued a warrant to purchase up to 600,000 shares of our common stock which was issued to The Macerich Partnership, L.P. at an exercise price of $5.00 per share. The warrants were issued pursuant to a space lease agreements with affiliates of Macerich as additional consideration for leasing space in shopping malls owned or operated by Macerich as part of our Centerlinq expansion. The issuance of the warrants was based in part, upon representations and warranties of the recipient of the warrants, including a representation as to the status as "accredited" investors (as such term is defined in Rule 501(a) of the Act and to their status as not a U.S. person as defined in Rule 902(k) of the Act. These sales were exempt from the registration requirements of the Act pursuant to Regulation D promulgated by the Securities and Exchange Commission under Section 4(2) of the Act.

RECORD HOLDERS

     The last reported sale price of our common stock on the Nasdaq National Market on March 30, 2001 was $7.53. As of March 30, 2001, there were approximately 1,957 stockholders of record of our common stock.

DIVIDENDS

     We have never declared or paid any cash dividends on our common stock. We currently intend to retain all available funds for use in our business and therefore do not anticipate paying any cash dividends in the foreseeable future. Any future determination relating to dividend policy will be made in the discretion of our Board of Directors and will depend on a number of factors, including the future earnings, capital requirements, financial condition and our future prospects and such other factors as our Board of Directors may deem relevant.

ITEM 6.  SELECTED FINANCIAL DATA

         The following table summarizes certain selected consolidated financial data, which should be read in conjunction with our consolidated financial statements and notes thereto included elsewhere herein and with "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS." The selected consolidated financial data as of December 31, 2000, 1999, 1998, 1997, and 1996 and for each of the five years in the period ended December 31, 2000 have been derived from our internally prepared unaudited financial statements and from the audited financial statements of GenesisIntermedia.com Inc. The audited financial statements, which are included elsewhere in this Annual Report, have been audited by Singer Lewak Greenbaum & Goldstein, LLP, our independent auditors.

STATEMENT OF OPERATIONS DATA

                                                        For the Years Ended December 31,
                                        -----------------------------------------------------------------
                                            2000          1999        1998          1997          1996
                                        -----------  -----------  -----------   ----------   ------------
                                                       (in thousands, except per share data)
Revenue                                 $    42,322  $    31,671  $    14,906   $   18,164   $     14,342

Cost of Revenue                              12,636        8,270        5,135        7,158          1,842
                                        -----------  -----------  -----------   ----------   ------------

Gross Profit                                 29,686       23,401        9,771       11,006         12,500

Operating expenses                           58,910       31,202        8,179        8,571         12,114
                                        -----------  -----------  -----------   ----------   ------------

Income (loss) from operations               (29,224)      (7,801)       1,592        2,435            386

Other income (expenses)                      (4,307)        (496)        (135)         (33)             -
                                        ------------ -----------  -----------   ----------   ------------

Income (loss) before taxes                  (33,531)      (8,297)       1,457        2,402            386

Provision for income taxes(1)                     -            -          583          961            154
                                        -----------  -----------  -----------   ----------   ------------

Net income (loss) (1)                   $   (33,531) $    (8,297) $       874   $    1,441   $        232
                                        ============ ===========  ===========   ==========   ============

Basic earnings (loss) per share         $    (1.85)  $    (0.63)  $      0.08   $     0.12   $      0.02
                                        ===========  ===========  ===========   ==========   ===========

Diluted earnings (loss) per share       $    (1.85)  $    (0.63)  $      0.08   $     0.12   $      0.02
                                        ===========  ===========  ===========   ==========   ===========

Weighted average shares
   outstanding                               18,111       13,150       11,543       11,651         11,650
                                        ===========  ===========  ===========   ==========   ============

(1) prior to 1999 we were taxed as an "S" corporation. The provision for income taxes and net income for the years ended December 31, 1998, 1997 and 1996 are presented in the above table as pro forma information as if we were taxed as a "C" corporation for those years.

BALANCE SHEET DATA

                                                                As of December 31,
                                        -----------------------------------------------------------------
                                            2000          1999        1998          1997          1996
                                        -----------  -----------  -----------   ----------   ------------
                                                                                             (unaudited)
                                                                (in thousands)

Working capital (deficit)               $    (2,964)  $   (1,855)  $    2,449   $    3,037    $     334

Current assets                               22,924        9,064        6,690        5,523          708

Total Assets                                 57,177       29,859        9,988        6,714          726

Long-term debt                               38,757        9,717        1,056          609            -

Stockholders' equity (deficit)               (7,468)       9,223        4,691        3,619          352


ITEM 7. MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         The following discussion and analysis should be read in conjunction with our consolidated financial statements and related footnotes for the year ended December 31, 2000 included in this Annual Report on Form 10-K. The discussion of results, causes and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future.

         We acquired Car Rental Direct.com, Inc ("CRD") in the spring of 2000. CRD competes primarily in the replacement car rental market. The replacement segment of the auto rental industry consists of rentals to replace temporarily vehicles that have been sold, stolen or are being repaired for mechanical or accident reasons. CRD operates locations in Southern California and Arizona, and currently maintains a fleet of approximately 1,000 cars. CRD has established vehicle fleet financing lines to build its vehicle inventory and is in discussions with lenders for short-term credit facilities to support equipment necessary to open additional locations. CRD recently diversified into the automobile retailing sector, with the opening of a facility in Southern California to sell pre-owned and retired rental vehicles. An important part of our strategy in acquiring CRD was the opportunity to bring on-line efficiencies to the business. CRD intends to augment their service by allowing consumers the opportunity to complete a rental transaction entirely on-line and have the car delivered to their chosen destination. We issued 260,000 shares of our common stock valued at $4,420,000 for all the issued and outstanding shares of CRD. The transaction was accounted for using the purchase method of accounting; accordingly, the purchase price has been allocated to the assets acquired and liabilities assumed based on the estimated fair values at the date of acquisition. The excess of the purchase price over the estimated fair value of the net assets acquired is attributed to goodwill, which is being amortized over seven years.

         In May 2000, we acquired Dynatype Design and Graphics Centers, Inc. ("DynaMedia") DynaMedia is a 20-year-old full-service integrated marketing, communications and design film. DynaMedia provides its clients with a comprehensive scope of services including branding, signage, point of sale, point of purchase and packaging expertise. Additionally, the firm is a leading participant in web design, new media and presentation graphics. Its clients include leading brand name organizations such as IBM, Bank of America, Warner Brothers, Gateway, Toshiba and Norwest. Effective December 31, 2000, we sold DynaMedia back to its original owner. We issued 90,000 shares of our common stock for all of the issued and outstanding shares of common stock of DynaMedia. However, effective December 31, 2000, we sold back to the original stockholder of DynaMedia all the issued and outstanding shares of common stock of DynaMedia in exchange for the 90,000 shares originally issued in this transaction. At December 31, 2000 we had an intercompany receivable of $293,210 due from DynaMedia which will be forgiven in connection with the sale back to the original owners. For the year ended December 31, 2000, DynaMedia reported a net loss of $26,721 on revenues of $1,501,715.

         In April 2000, we purchased the assets of DoWebsites.com, Inc. for 72,000 shares of common stock valued at $1,224,000. The principal asset purchased was goodwill. At December 31, 2000, we wrote off the goodwill established as a result of the acquisition of DoWebsites.com as we believe that the market for services offered by DoWebsites.com has decreased substantially due to the recent closures of many Internet related companies.

         We plan to aggressively grow our business both internally and through strategic acquisitions. We are aggressively looking to acquire business that will fit into our business model.

RESULTS OF OPERATIONS

Year Ended December 31, 2000 vs. Year Ended December 31, 1999

                                         YEAR             YEAR          % OF         % OF
                                         ENDED           ENDED        REVENUE       REVENUE
                                       12/31/2000       12/31/1999       2000         1999
                                             (in thousands)
REVENUE                                 $ 42,322         $ 31,671               100.0%       100.0%
COST OF REVENUE                           12,636            8,270                29.9%        26.1%
                                        --------         --------           ----------    ---------
GROSS PROFIT                              29,686           23,401                70.1%        73.9%
                                        --------         --------           ----------    ---------
OPERATING EXPENSES
  Selling, general and
    administrative expenses               52,548           29,500               124.2%        93.1%
  Depreciation and amortization            4,818            1,702                11.4%         5.4%
  Loss from operations of Dynamedia           27                -                 0.1%         0.0%
  Loss on sale of Dynamedia                  293                -                 0.7%         0.0%
  Write down of goodwill                   1,224                -                 2.9%         0.0%
                                        --------         --------           ----------    ---------
      Total operating expenses            58,910           31,202               139.2%        98.5%
                                        --------         --------           ----------    ---------

INCOME (LOSS) FROM OPERATIONS            (29,224)         (7,801)               -69.1%       -24.6%

OTHER INCOME (EXPENSES)
  Gain on sale of assets                       -              282                 0.0%         0.9%
  Other income                                43                                  0.1%         0.0%
  Interest expense                        (3,804)            (670)               -9.0%        -2.1%
  Financing costs                           (546)            (108)               -1.3%        -0.3%
                                        --------         --------           ----------    ---------
      Total other income (expenses)       (4,307)            (496)              -10.2%        -1.6%
                                        --------         --------           ----------    ---------
INCOME (LOSS) BEFORE TAXES               (33,531)          (8,297)              -79.2%       -26.2%
INCOME TAXES                                   -                                  0.0%         0.0%
                                        ========         ========           ==========    =========
NET INCOME (LOSS)                       $(33,531)        $ (8,297)              -79.2%       -26.2%
                                        ========         ========           ==========    =========


Revenue for the year ended December 31, 2000 increased by $10,651,000 or 33.6% from $31,671,000 for the year ended December 31, 1999 to $42,322,000 for the same period in 2000. The increase in revenue was due to the following:

o Product sales increased $3,236,000 or 13.9% principally as a result of our success in selling our new products, principally, DietZX;

o Car rental revenue from our newly acquired subsidiary Car Rental Direct from the date of acquisition on April 1, 2000 to December 31, 2000 was $4,269,000.

o Commissions and royalties increased from $1,915,000, for the year ended December 31, 1999 to $8,747,000 for the same period in 2000. These commissions are amounts received from the sale of other companies' products primarily through our call center in St. George, Utah. We normally receive commissions of 20% to 50%.

o Media sales to unrelated third parties decreased from $5,793,000 in 1999 to $1,340,000 in 2000 due to us finding new products and services we can sell that have higher margins than the margins from selling media time;

Cost of revenue for the year ended December 31, 2000 increased by $4,366,000 or 52.8% from $8,270,000 for the year ended December 31, 1999 to $12,636,000 for the same period in 2000. The increase in cost of revenue was due to the following:

o Direct product costs for the year ended December 31, 2000 increased by $3,248,000 or 97.3% from $3,337,000 for the year ended December 31, 1999 to $6,585,000 for the same period in 2000. The increase was due to increased product sales during 2000, principally the sale of our new product, DietZX. Direct product costs as a percentage of product sales increased from 14.3% for the year ended December 31, 1999 to 24.8% for the same period in 2000. The increase is due to higher product costs associated with our new products and programs when compared to the products sold by us during 1999.

o Media purchases for the year ended December 31, 2000 decreased by $3,619,000 or 74.6% from $4,849,000 for the year ended December 31, 1999 to $1,230,000 for the same period in 2000. The decrease was due to less media time sold to unrelated third parties in 2000.

o Cost of renting vehicles was $3,541,000 in 2000. There was no such cost in 1999. The cost of renting a vehicle compared to the revenue generated from such rental for 2000 was 82.9%.

Selling, general and administrative expenses for the year ended December 31, 2000 increased by $23,048,000 or 78.1% from $29,500,000 for the year ended December 31, 1999 to $52,548,000 for the same period in 2000. The increase was due principally to an increase in payroll and related benefits of $4,622,000 and an increase in selling related expenses of $13,792,000. Selling related expenses include the cost of acquiring customer names, purchasing media time for airing of infomercials, royalties and telemarketing costs. We expensed $13,831,000 in media airtime during 2000 compared to $9,867,000 in 1999.

Depreciation and amortization expense for the year ended December 31, 2000 increased by $3,116,000 or 183.1% from $1,702,000 for the year ended December 31, 1999 to $4,818,000 for the same period in 2000. The increase in depreciation and amortization expense is due to the increase of our depreciable assets, especially our CENTERLINQ kiosks, and the amortization of the customer list purchased in the second quarter of 2000 and the goodwill associated with the Car Rental Direct acquisition. Depreciation expense of $1,441,000 related to the vehicle fleet is included in cost of revenue.

In 2000 we acquired DynaMedia and effective December 31, 2000, we sold DynaMedia back to its original owner. For the year ended December 31, 2000, DynaMedia reported a net loss of $26,721 on revenues of $1,501,715. Since we owned Dynamedia during 2000, we have recorded the loss incurred by Dynmedia in our consolidated statement of operations. At December 31, 2000 we had an intercompany receivable of $293,210 due from DynaMedia which will be forgiven in connection with the sale back to the original owners and recognized as an expense on our consolidated statement of operations.

In April 2000, we purchased the assets of DoWebsites.com, Inc. for 72,000 shares of common stock valued at $1,224,000. The principal asset purchased was goodwill. We wrote off the goodwill established as a result of the acquisition of DoWebsites.com as we believe that the market for services offered by DoWebsites.com has decreased substantially due to the recent closures of many Internet related companies.

Interest expense for the year ended December 31, 2000 increased by $3,134,000 or 467.8% from $670,000 for the year ended December 31, 1999 to $3,804,000 for the same period in 2000. The increase in interest expense was due to the issuance of a note payable secured by our new corporate office building in Van Nuys, California, an increase in our line of credit resulting from the acquisition of Car Rental Direct and the significant increase in notes payable.

Financing costs for the year ended December 31, 2000 increased by $438,000 or 405.6% from $108,000 for the year ended December 31, 1999 to $546,000 for the same period in 2000. The increase is principally due to the issuance of stock in February to secure a $1,000,000 bridge loan and the issuance of warrants in connection with a note payable.

Net loss for the year ended December 31, 2000 increased by $25,234,000 or 304.1% from $8,297,000 for the year ended December 31, 1999 to $33,531,000 for the same period in 2000. The increase in the net loss is principally due to significantly higher sales offset by significantly higher selling, general and administrative expenses incurred to promote our new products and programs and to expand our CENTERLINQ network of kiosks.

Year Ended December 31, 1999 vs. Year Ended December 31, 1998

                                          YEAR             YEAR            % OF        % OF
                                          ENDED           ENDED          REVENUE      REVENUE
                                       12/31/1999       12/31/1998         1999        1998
                                                  (in thousands)

REVENUE                                 $ 31,671         $ 14,906         100.0%       100.0%
COST OF REVENUE                           8,270             5,135          26.1%        34.4%
                                        --------         --------     ----------    ---------
GROSS PROFIT                              23,401            9,771          73.9%        65.6%
                                        --------         --------     ----------    ---------

OPERATING EXPENSES
  Selling, general and
    administrative expenses               29,500            8,037          93.1%        53.9%
  Depreciation and amortization            1,702              142           5.4%         1.0%
                                        --------         --------     ----------    ---------
      Total operating expenses            31,202            8,179          98.5%        54.9%
                                        --------         --------     ----------    ---------

INCOME (LOSS) FROM OPERATIONS             (7,801)           1,592         -24.6%        10.7%

OTHER INCOME (EXPENSES)
  Gain on sale of assets                     282                -           0.9%         0.0%
  Interest expense                          (670)            (135)         -2.1%        -0.9%
  Financing costs                           (108)               -          -0.3%         0.0%
                                        --------         --------     ----------    ---------
      Total other income (expenses)         (496)            (135)         -1.6%        -0.9%
                                        --------         --------     ----------    ---------

INCOME (LOSS) BEFORE TAXES                (8,297)           1,457         -26.2%         9.8%
INCOME TAXES                                   -               30           0.0%         0.2%
                                        ========         ========     ==========    =========
NET INCOME (LOSS)                       $ (8,297)        $  1,427         -26.2%         9.6%
                                        ========         ========     ==========    =========

Revenue for the year ended December 31, 1999 increased by $16,765,000 or 112.5% from $14,906,000 for the year ended December 31, 1998 to $31,671,000 for the same period in 1999. The increase in revenue was due to the following:

o Product sales increased $17,295,000 or 273.4% principally as a result of our success in selling our new products and programs;

o Media sales to unrelated third parties increased from $1,220,000 in 1998 to $5,793,000 in 1999 due to us hiring personnel with media buying experience and contacts in the industry. We retained several large customers who began purchasing media time in the latter part of 1998 and increased their media buys during 1999;

o Media sales to a company owed by our majority stockholder decreased from $3,703,000 for the year ended December 31, 1998 to $0 for the same period in 1999. We have discontinued selling media to this affiliate; and

o Commissions and royalties decreased from $1,789,000, for the year ended December 31, 1998 to $0 for the same period in 1999. These commissions were amounts received from the sale of mentoring programs for the Trade Your Way To Riches products during the year ended December 31, 1998. There were no Trade-related sales for the same period in 1999. During the fourth quarter of 1998 we discontinued selling the mentoring programs for Trade Your Way To Riches, Inc.

Cost of revenue for the year ended December 31, 1999 increased by $3,135,000 or 61.1% from $5,135,000 for the year ended December 31, 1998 to $8,270,000 for the same period in 1999. The increase in cost of revenue was due to the following:

o Media purchases for the year ended December 31, 1999 increased by $651,000 or 15.5% from $4,198,000 for the year ended December 31, 1998 to $4,849,000 for the same period in 1999. The increase was due to more media time sold in 1999. Media purchases as a percentage of media sales decreased from 85.3% for the year ended December 31, 1998 to 83.7% for the same period in 1999. The increase is in the profit margin is due to the sale to unrelated third parties at higher margins.

o Direct product costs for the year ended December 31, 1999 increased by $2,484,000 or 265.1% from $937,000 for the year ended December 31, 1998 to $3,421,000 for the same period in 1999. The increase was due to significant increased product sales during 1999, principally the sale of our new products and programs. Direct costs as a percentage of product sales decreased from 14.8% for the year ended December 31, 1998 to 14.5% for the same period in 1999. The decrease is due to lower product costs associated with our new products and programs when compared to the products sold by us during 1998.

Selling, general and administrative expenses for the year ended December 31, 1999 increased by $21,463,000 or 267.1% from $8,037,000 for the year ended December 31, 1998 to $29,500,000 for the same period in 1999. The increase was due principally to an increase in payroll and related benefits of $4,591,000 and an increase in selling related expenses of $8,270,000. Selling related expenses include the cost of acquiring customer names, purchasing media time for airing of infomercials, royalties and telemarketing costs. We expensed $9,867,000 in media airtime during 1999. Our general and administrative costs increased as a result of expanding operations through the creation of Genesis Intermedia. Most of the expenses incurred by Genesis Intermedia to develop our CENTERLINQ network are classified as general and administrative expenses. We significantly expanded our CENTERLINQ network of kiosks in shopping malls during the latter part of 1999. By the end of 1999, we had installed our kiosks in 20 shopping malls.

Depreciation and amortization expense for the year ended December 31, 1999 increased by $1,560,000 or 1,098.6% from $142,000 for the year ended December 31, 1998 to $1,702,000 for the same period in 1999. The increase in depreciation and amortization expense is due to the increase of our depreciable assets, especially our CENTERLINQ kiosks, and the amortization of the customer list purchased in the second quarter of 1999.

During the third quarter of 1999, we sold our corporate office building in Studio City, California that resulted in a gain on sale of $282,000. In July 1999, we purchased a new corporate office building in Van Nuys, California.

Interest expense for the year ended December 31, 1999 increased by $535,000 or 396.3% from $135,000 for the year ended December 31, 1998 to $670,000 for the same period in 1999. The increase in interest expense was due to the issuance of a note payable secured by our new corporate office building in Van Nuys, California, an increase in our line of credit and notes payable and capitalized lease obligations assumed as a result of the purchase of Vision Digital assets and as part of the expansion of CENTERLINQ.

Financing costs for the year ended December 31, 1999 increased by $108,000 from $0 for the year ended December 31, 1998 to $108,000 for the same period in 1999. The increase is due to the amortization of commissions and other expenses paid in connection with three notes payable we issued in May of 1999.

Income taxes for the year ended December 31, 1999 decreased by $30,000 from $30,000 for the year ended December 31, 1998 to $0 for the same period in 1999. Due to the loss incurred in 1999, the current income tax expense recognized during the first six months of 1999 was reduced to $0. Prior to January 1, 1999 we were taxed as an S corporation.

Net income for the year ended December 31, 1999 decreased by $9,724,000 or 681.4% from net income of $1,427,000 for the year ended December 31, 1998 to a net loss of $8,297,000 for the same period in 1999. The decrease is principally due to significantly higher sales offset by higher selling, general and administrative expenses incurred to promote our new products and programs and to expand our CENTERLINQ network of kiosks.

LIQUIDITY AND CAPITAL RESOURCES

         We financed our operations initially from cash generated from operations. More recently, we have financed our operations through the sale of common and preferred stock in private placement offerings, sale of common stock in our initial public offering, a long-term mortgage, a line of credit, and borrowings from a related party.

         In January and April 1999, we sold a total of 750,000 shares of common stock and warrants to purchase an additional 750,000 shares of common stock in a private placement at $2.33 per share for an aggregate of $1,750,000, with underwriting commissions and expenses of $201,250.

         In April 1999, we sold 142,858 shares of convertible preferred stock and warrants to purchase 428,574 shares of common stock in a private placement at $3.40 per share for an aggregate of $1,000,000 with underwriting commissions and expenses of $115,000.

         In May 1999, we issued three notes payable in a private placement for aggregate proceeds of $550,000, net of commissions and expenses of $108,000. In connection with these three note payable agreements, we also issued warrants to purchase 235,713 shares of common stock.

         In June 1999, we sold 6,000,000 shares of common stock in our initial public offering at $2.83 per share for an aggregate of $17,000,000 with underwriting commissions and expenses of $1,870,000 and offering expenses of $2,722,803.

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

         From November 1999 to December 2000, we borrowed $44,617,705 from debentures from Ultimate, a significant stockholder and repaid $9,335,439 during the same period. In connection with the debenture secured in November 1999, we issued warrants to purchase 2,100,000 shares of common stock with an exercise price of $2.33. The warrant for 2,100,000 was exercised in August 2000. The exercise price for these warrants of $4,900,000 was paid via a reduction of the debenture.

         In February 2000, we issued a convertible debenture in the amount of $1,000,000 along with a warrant to purchase 67,500 shares of common stock at an exercise price of $4.00 and the issuance of 45,000 shares of our common stock. The debenture is convertible into common stock at $1.67 per share if it is held to maturity. The debenture was due on April 7, 2000 and has been repaid. We took a charge to earnings for the 45,000 common shares issued in connection with this debenture in the amount of $103,125.

         Also in May 2000, we issued 4,000 shares of our Series B Convertible Preferred Stock to two investors for gross proceeds of $4,000,000. The Series B Convertible Preferred Stock has a liquidation preference of $1,000 per share and carries a 5% cumulative dividend payable at the end of each calendar quarter. We also issued to the investors warrants to purchase an aggregate of 336,000 shares of our common stock at $5.91 per share, which represents 115% of the market value of our stock at the closing date. The Series B Convertible Preferred Stock is convertible into common stock at 110% of the market value of our common stock at the closing date ("Fixed Price") if converted within 45 days after the closing date, and the lesser of the Fixed Price or the market value of our common stock at the conversion date if converted 45 days or more after the closing date. In November 2000, the 4,000 shares of Series B Convertible Preferred Stock were converted into 968,400 shares of our common stock. In addition, the 336,000 warrants issued in connection with the private placement were exercised in November 2000 which resulted in proceeds to us of $1,824,880.

         In connection with our acquisition of Car Rental Direct.com, Inc. in April 2000, we assumed a convertible debenture in the amount of $244,000 and lines of credit to purchase vehicles. The convertible debentures were paid in cash during 2000. The outstanding balance on these lines of credit as of December 31, 2000 was $9,225,946.

         On March 14, 2001, we entered into a Securities Purchase Agreement whereby we issued 7% convertible debentures in the amount of $3,000,000. The debentures are convertible into our common stock at the lesser of $7.00 per share or if the average closing price for the five day period immediately preceding April 14, 2001 is less than $6.67, the conversion price is 105% of the average price for the five business days preceding April 14, 2001. The debenture is to be repaid either in cash or by conversion to common stock as follows:
$1,000,000 on each of April 15, May 15 and June 15, 2001. In addition, we issued warrants to purchase 300,000 shares of our common stock at $7.67 per share that expire on March 15, 2004.

         On January 5, 2001 and April 16, 2001, we entered into additional note payable agreements with Ultimate whereby Ultimate has agreed to loan us an additional $5,000,000 and $15,000,000, respectively, on terms similar to the previous note payable agreements with Ultimate.

         During the year ended December 31, 2000, we spent $11,879,301 on capital expenditures and used $24,171,482 in operations.

         We expect to spend additional capital to expand our product lines and our telemarketing division, and to make strategic acquisitions. We anticipate spending $15 to 20 million over the next 18 months to develop and deploy interactive multimedia kiosks in regional shopping malls across the United States and in other entertainment centers.

         We believe that our current cash and cash equivalents on hand, together with existing credit facilities, principally the note agreements with Ultimate, the cash flow expected to be generated from operations and cash generated from future sales of our equity, will be adequate to satisfy our current and planned operations through the middle of 2002. We just recently issued another note to Ultimate in the amount of $15,000,000 and we have also received a signed letter of intent from an investment banker for a proposed private placement offering of our common stock. We are also negotiating a sale-leaseback of our office building, which will help to finance future operations and acquisitions. If we are not successful in raising additional capital, our ability to expand CENTERLINQ and make strategic acquisitions will be adversely affected.

QUARTERLY RESULTS

         The following table sets forth some of our selected consolidated financial information for our eight most recent quarters. In the opinion of management, this unaudited financial information has been prepared on the same basis as the audited financial information, and includes all adjustments, consisting only of normal, recurring adjustments, necessary to present this information fairly when read in conjunction with our consolidated financial statements and notes thereto contained elsewhere in this annual report on this Form 10-K.

                                                                             2000
                                                   --------------------------------------------------
                                                         Q1           Q2          Q3             Q4
                                                   -----------  -----------  -----------  -----------
                                                            (in thousands, except per share data)

         Revenue                                   $     7,896  $     7,625  $    16,691  $    10,110
         Cost of Revenue                                 1,895        3,143        4,174        3,424
                                                   -----------  -----------  -----------  -----------
         Gross Profit                                    6,001        4,482       12,517        6,686
         Net loss                                  $    (5,133) $    (7,340) $    (4,247) $   (16,811)
                                                   ===========  ===========  ===========  ===========
         Basic and diluted loss per share          $     (0.32) $     (0.43) $     (0.23) $     (0.82)
                                                   ===========  ===========  ===========  ===========

                                                                             1999
                                                   --------------------------------------------------
                                                         Q1           Q2          Q3             Q4
                                                   -----------  -----------  -----------  -----------
                                                            (in thousands, except per share data)

         Revenue                                   $     7,798  $     6,068  $     8,782  $     9,023
         Cost of Revenue                                 3,873        1,485        1,779        1,133
                                                   -----------  -----------  -----------  -----------
         Gross Profit                                    3,925        4,583        7,003        7,890
         Net income (loss)                         $       383  $       248  $    (2,272) $    (6,656)
                                                   ===========  ===========  ===========  ===========
         Basic and diluted earnings
             (loss) per share                      $      0.04  $      0.02  $     (0.14) $     (0.42)
                                                   ===========  ===========  ===========  ===========

         Our results of operations have historically fluctuated on a quarterly basis. We expect these fluctuations to be exaggerated as we execute our expansion strategy, which will involve direct expenses, as well as new product development and marketing expenses. The magnitude and timing of these expenses will vary. Integration of disparate products, services and distribution channels that are developed internally, acquired or contracted with third parties to market, will also contribute to the unpredictability of quarterly results.

FORWARD LOOKING STATEMENTS

         This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Stockholders are cautioned that all forward-looking statements involve risks and uncertainty, including without limitation, our ability to install new kiosks, general market conditions, competition and pricing. Although we believe the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements contained in the report will prove to be accurate.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We have invested excess funds in equity securities of other publicly traded companies that are classified as trading securities. The main risk associated with these investments is the fluctuation of the market price which can be affected by the performance of the companies offering the equity securities or the perception of the general economic condition by investors or both.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                  GENESISINTERMEDIA.COM, INC. AND SUBSIDIARIES
                                      INDEX

-------------------------------------------------------------------------------

                                                                                   Page (s)
REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

FINANCIAL STATEMENTS                                                                  36

     Consolidated Balance Sheet as of December 31, 2000 and 1999                     37-38

     Consolidated Statements of Operations for the Three Years
        Ended December 31, 2000                                                       39

     Consolidated Statements of Comprehensive Income (Loss) for the Three
         Years Ended December 31, 2000                                                40

     Consolidated Statements of Stockholders' Equity (Deficit) for the Three
        Years Ended December 31, 2000                                                 41

     Consolidated Statements of Cash Flows for the Three Years
        Ended December 31, 2000                                                      42-43

     Notes to Consolidated Financial Statements                                      44-69

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Stockholders
GenesisIntermedia.com, Inc.

We have audited the accompanying consolidated balance sheet of GenesisIntermedia.com, Inc. and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, comprehensive income
(loss), stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of GenesisIntermedia.com, Inc. and subsidiaries as of December 31, 2000 and 1999, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 2000 in conformity with generally accepted accounting principles.

SINGER LEWAK GREENBAUM & GOLDSTEIN LLP

Los Angeles, California
April 11, 2001, except for Note 13
  as to which the date is April 16, 2001

                  GENESISINTERMEDIA.COM, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2000 AND 1999

-------------------------------------------------------------------------------

                                                     ASSETS

                                                                                        2000             1999
                                                                                ---------------    ----------------
CURRENT ASSETS
     Cash and cash equivalents                                                  $       858,848    $        589,745
     Marketable securities at market                                                  1,926,746                   -
     Accounts receivable - trade, net of allowance for doubtful
         accounts of $594,313 and $10,000                                             3,846,453           1,176,853
     Inventory                                                                        1,383,620             888,546
     Revenue earning equipment                                                        8,435,359                   -
     Prepaid advertising                                                              2,461,928           2,499,400
     Advances receivable                                                              1,201,348           1,190,532
     Deposits and other prepaid assets                                                2,809,428           2,719,355
                                                                                ---------------    ----------------

              Total current assets                                                   22,923,730           9,064,431

PROPERTY AND EQUIPMENT, net                                                          28,133,574          16,694,510
CUSTOMER LISTS, net                                                                     955,287           2,865,851
GOODWILL, net                                                                         4,479,560             429,063
OTHER ASSETS                                                                            684,430             805,094
                                                                                ---------------    ----------------

                  TOTAL ASSETS                                                  $    57,176,581    $     29,858,949
                                                                                ===============    ================

   The accompanying notes are an integral part of these financial statements.

                  GENESISINTERMEDIA.COM, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2000 AND 1999

-------------------------------------------------------------------------------

                                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                       2000              1999
                                                                                ---------------    ----------------
CURRENT LIABILITIES
     Current portion of notes payable                                           $             -    $        582,805
     Current portion of capital lease obligations                                       745,973              77,158
     Line of credit                                                                   9,225,946           1,505,406
     Accounts payable                                                                 8,329,734           6,475,317
     Accrued payroll taxes                                                              859,833           1,313,913
     Accrued interest - related party                                                 2,053,490              12,465
     Other accrued liabilities                                                        1,913,863             887,143
     Due to stockholder                                                               2,693,993                   -
     Income taxes payable                                                                65,000              65,000
                                                                                ---------------    ----------------

         Total current liabilities                                                   25,887,832          10,919,207

NOTES PAYABLE, net of current portion                                                 7,856,250           7,972,296
NOTES PAYABLE TO RELATED PARTY                                                       30,382,266           1,463,403
CAPITAL LEASE OBLIGATIONS, net of current portion                                       518,172             281,329
                                                                                ---------------    ----------------

              Total liabilities                                                      64,644,520          20,636,235
                                                                                ---------------    ----------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)
     Convertible preferred stock, $0.001 par value
         5,000,000 shares authorized
         71,429 and 142,858 shares issued and outstanding ($7.00 per share liquidation preference, dividends
         of $80,209 in arrears)                                                              71                 143
     Common stock, $0.001 par value
         25,000,000 shares authorized
         20,971,560 and 15,930,000 shares issued and outstanding                         20,972              15,930
     Additional paid-in capital                                                      35,752,544          17,580,421
     Common stock committed                                                                   -              28,440
     Accumulated deficit                                                            (41,827,177)         (8,296,550)
     Treasury stock                                                                  (2,402,483)           (105,670)
     Accumulated comprehensive income                                                   988,134                   -
                                                                                ---------------    ----------------

              Total stockholders' equity (deficit)                                   (7,467,939)          9,222,714
                                                                                ----------------   ----------------

                  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)         $    57,176,581    $     29,858,949
                                                                                ===============    ================

   The accompanying notes are an integral part of these financial statements.

                  GENESISINTERMEDIA.COM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998

-------------------------------------------------------------------------------

                                                                      2000              1999             1998
                                                                ----------------  ---------------  ----------------
REVENUE                                                             $ 42,321,596    $  31,671,263     $  14,905,724

COST OF REVENUE                                                       12,636,179        8,269,841         5,134,726
                                                                ----------------  ---------------  ----------------

GROSS PROFIT                                                          29,685,417       23,401,422         9,770,998

OPERATING EXPENSES
   Selling, general, and administrative expenses                      52,547,856       29,499,681         8,036,541
   Depreciation and amortization                                       4,817,824        1,702,456           142,609
   Loss from operations of DynaMedia                                      26,721                -                 -
   Loss on sale of DynaMedia                                             293,210                -                 -
   Write down of goodwill                                              1,224,000                -                 -
                                                                ----------------  ---------------  ----------------

     Total operating expenses                                         58,909,611       31,202,137         8,179,150
                                                                ----------------  ---------------  ----------------

INCOME (LOSS) FROM OPERATIONS                                        (29,224,194)      (7,800,715)        1,591,848

OTHER INCOME (EXPENSES)

   Gain on sale of asset                                                       -          282,491                 -
   Other income                                                           42,933                -                 -
   Interest expense                                                   (3,803,517)        (670,120)         (135,135)
   Financing costs                                                      (545,849)        (108,206)                -
                                                                ----------------- ---------------- ----------------

     Total other income (expenses)                                    (4,306,433)        (495,835)         (135,135)
                                                                ----------------  ---------------  ----------------

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES                      (33,530,627)      (8,296,550)        1,456,713

PROVISION FOR INCOME TAXES                                                     -                -            30,000
                                                                ----------------  ---------------  ----------------

NET INCOME (LOSS)                                               $    (33,530,627) $    (8,296,550) $      1,426,713
                                                                ================= ================ ================

BASIC EARNINGS (LOSS) PER COMMON SHARE                          $          (1.85) $         (0.63) $           0.12
                                                                ================  ===============  ================

DILUTED EARNINGS (LOSS) PER COMMON SHARE                        $          (1.85) $         (0.63) $           0.12
                                                                ================  ===============  ================

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING                            18,111,000       13,150,392        12,248,238
                                                                ================  ===============  ================


   The accompanying notes are an integral part of these financial statements.

                  GENESISINTERMEDIA.COM, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998

-------------------------------------------------------------------------------


                                                                      2000              1999             1998
                                                                ----------------  ---------------  ----------------

NET INCOME (LOSS)                                                    (33,530,627)      (8,296,550)        1,426,713

UNREALIZED GAIN ON MARKETABLE SECURITIES                                 988,134                -                 -
                                                                ----------------  ---------------  ----------------

COMPREHENSIVE INCOME (LOSS)                                     $    (32,542,493) $    (8,296,550) $      1,426,713
                                                                ================= ================ ================





   The accompanying notes are an integral part of these financial statements.

                  GENESISINTERMEDIA.COM, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
              For the Years Ended December 31, 2000, 1999 and 1998

------------------------------------------------------------------------------------------------------------
                                                   Preferred Stock           Common Stock         Additional
                                            -------------------------  ------------------------    Paid-in
                                               Shares        Amount       Shares       Amount      Capital
                                            -----------   -----------  -----------  -----------  -----------
Balance, December 31, 1997                            -   $         -   12,000,000  $    12,000  $   912,582
Distribution to stockholder
Surrender of shares of common stock                                     (3,000,000)      (3,000)       3,000
Issuance of common stock for acquisition                                   180,000          180      599,820
Net income
                                            -----------   -----------  -----------  -----------  -----------
Balance, December 31, 1998                            -             -    9,180,000        9,180    1,515,402

Transfer of S Corporation earnings                                                                 1,165,965
Distribution to stockholder
Private placement offerings of common stock, net                           750,000          750    1,548,000
Private placement offering of  Series A
   preferred stock, net                         142,858           143                                869,857
Options granted to consultants                                                                        80,000
Stock issued for services rendered
Proceeds from initial public offering, net                               6,000,000        6,000   12,401,197
Stock repurchase
Net loss
                                            -----------   -----------  -----------  -----------  -----------
Balance, December 31, 1999                      142,858           143   15,930,000       15,930   17,580,421

Exercise of options                                                        191,949          192      437,700
Exercise of warrants                                                     2,607,426        2,608    7,305,120
Common stock issued for services rendered                                    3,498            4       17,486
Common stock issued in connection with debt financing                       45,000           45      103,080
Common stock issued for DoWebsites.com, Inc.                               216,000          216    1,223,784
Common stock issued for Rental Car Direct.com, Inc.                        780,000          780    4,419,220
Issuance of Series B preferred stock, net         4,000             4                              3,798,031
Conversion of Series A preferred to common      (71,429)          (72)     214,287          214         (142)
Conversion of Series B preferred to common       (4,000)           (4)     968,400          968         (964)
Issuance of committed stock                                                 15,000           15       28,425
Stock repurchase
Disgorgement of short-swing profits generated
   by stockholder through sale of stock                                                              184,314
Unrealized gain on marketable securities
Fair value of warrants issued for financing
 cost and services                                                                                 1,209,827
Offering costs paid by issuance of warrants                                                         (553,758)
Net loss
                                            -----------   -----------  -----------  -----------  -----------
Balance, December 31, 2000                       71,429   $        71   20,971,560  $    20,972  $35,752,544
                                            ===========   ===========  ===========  ===========  ===========
                                               Common         Retained                     Accumulated
                                               Stock          Earnings       Treasury     Comprehensive
                                             Committed        (Deficit)        Stock        Income           Total
                                            -----------      ----------     ----------    -----------     ----------
Balance, December 31, 1997                  $         -      $2,694,252     $        -    $         -     $3,618,834
Distribution to stockholder                 $         -        (955,000)                                    (955,000)
Surrender of shares of common stock                                                                              -
Issuance of common stock for acquisition                                                                     600,000
Net income                                                    1,426,713                                    1,426,713
                                            -----------     -----------    -----------    -----------    -----------
Balance, December 31, 1998                            -       3,165,965              -              -      4,690,547

Transfer of S Corporation earnings                           (1,165,965)                                           -
Distribution to stockholder                                  (2,000,000)                                  (2,000,000)
Private placement offerings of common stock, net                                                           1,548,000
Private placement offering of  Series A
   preferred stock, net                                                                                      870,000
Options granted to consultants                                                                                80,000
Stock issued for services rendered               28,440                                                       28,440
Proceeds from initial public offering, net                                                                12,407,197
Stock repurchase                                                                (105,670)                   (105,670)
Net loss                                                     (8,296,550)                                  (8,296,550)
                                            -----------     -----------      -----------  -----------    -----------
Balance, December 31, 1999                       28,440      (8,296,550)        (105,670)           -      9,222,714

Exercise of options                                                                                          437,892
Exercise of warrants                                                                                       7,307,728
Common stock issued for services rendered                                                                     17,490
Common stock issued in connection with debt financing                                                        103,125
Common stock issued for DoWebsites.com, Inc.                                                               1,224,000
Common stock issued for Rental Car Direct.com, Inc.                                                        4,420,000
Issuance of Series B preferred stock, net                                                                  3,798,031
Conversion of Series A preferred to common                                                                         -
Conversion of Series B preferred to common                                                                         -
Issuance of committed stock                     (28,440)                                                           -
Stock repurchase                                                                           (2,296,813)    (2,296,813)
Disgorgement of short-swing profits generated
   by stockholder through sale of stock                                                                      184,314
Unrealized gain on marketable securities                                                      988,134        988,134
Fair value of warrants issued for financing cost and services                                              1,209,827
Offering costs paid by issuance of warrants                                                                 (553,758)
Net loss                                                    (33,530,627)                                 (33,530,627)
                                            -----------     -----------    -----------    -----------    -----------
Balance, December 31, 2000                  $         -    $(41,827,177)   $(2,402,483)   $   988,134    $(7,467,939)
                                            ===========     ===========    ===========    ===========    ===========

The accompanying notes are an integral part of these financial statements.

                  GENESISINTERMEDIA.COM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

-------------------------------------------------------------------------------

                                                                      2000              1999             1998
                                                                ----------------  ---------------  ----------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)                                            $    (33,530,627) $    (8,296,550) $      1,426,713
   Adjustments to reconcile net income to net cash
     provided by (used in) operating activities
       Depreciation and amortization                                   6,258,442        1,702,456           142,609
       Write down of goodwill                                          1,224,000                -                 -
       Options and warrants issued for services                          153,618           80,000                 -
       Common stock issued for services                                   17,490           28,440                 -
       Common stock issued for financing costs                           103,125                -                 -
       Warrants issued for financing costs                               392,724                -                 -
       Gain on sale of building                                                -         (282,491)                -
   (Increase) decrease in
     Accounts receivable - trade                                      (2,552,536)         814,313          (887,269)
     Accounts receivable - affiliates                                          -          125,415           707,444
     Inventory                                                          (495,074)        (708,338)           98,371
     Prepaid advertising                                                  37,472       (1,948,577)          508,600
     Advances receivable                                                 (10,816)      (1,190,532)                -
     Deposits and other prepaid assets                                    19,654       (1,432,775)          (83,478)
   Increase (decrease) in
     Accounts payable                                                  1,597,381        4,449,166            33,731
     Other accrued liabilities                                           572,640        1,661,949           390,031
     Accrued interest-related party                                    2,041,025           12,465                 -
     Income taxes                                                              -                -            30,000
     Deferred revenue                                                          -         (288,963)            6,830
                                                                ----------------  ---------------- ----------------
Net cash provided by (used in) operating activities                  (24,171,482)      (5,274,022)        2,373,582
                                                                ----------------- ---------------- ----------------

CASH FLOWS FROM INVESTING ACTIVITIES

   Purchase of property and equipment                                (11,879,301)     (15,943,742)         (345,554)
   Purchase of marketable securities                                    (938,612)               -                 -
   Cash acquired in acquisition                                                -                -            19,673
   Purchase of AniMagic                                                        -         (165,000)                -
   Purchase of customer list                                                   -       (2,270,330)                -
   Purchase and development of Contour system                                  -       (3,000,000)                -
   Proceeds from sale of building                                              -        1,240,000                 -
   Other                                                                 120,664         (612,865)         (192,229)
                                                                ----------------  ---------------- ----------------
Net cash used in investing activities                                (12,697,249)     (20,751,937)         (518,110)
                                                                ----------------- ---------------- ----------------


   The accompanying notes are an integral part of these financial statements.

                  GENESISINTERMEDIA.COM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

-------------------------------------------------------------------------------

                                                                      2000              1999             1998
                                                                ----------------  ---------------  ----------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Net proceeds from (payments to) related parties                     2,693,993          (15,495)          (46,133)
   Net proceeds from line of credit                                   (2,313,582)         835,371           670,035
   Distribution to stockholder                                                 -       (2,000,000)         (955,000)
   Proceeds from notes payable - related party                        43,154,302        1,463,403                 -
   Proceeds from notes payable                                         1,000,000       11,346,814           800,000
   Proceeds from exercise of options and warrants                      2,845,620                -                 -
   Proceeds from sale of common and preferred stock                    4,000,000       19,750,000                 -
   Payment of offering costs                                            (201,965)      (4,234,522)         (689,531)
   Repurchase of common stock                                         (2,296,813)        (105,670)                -
   Payments on capital lease obligations                                (649,745)         (45,868)           (8,745)
   Payments on notes payable - related party                          (9,335,439)               -                 -
   Payments on notes payable                                          (1,942,851)      (2,219,891)          (64,825)
   Disgorgement of short-swing profits
     Generated by stockholder                                            184,314                -                 -
                                                                ----------------  ---------------  ----------------
Net cash provided by (used in) financing activities                   37,137,834       24,774,142          (294,199)
                                                                ----------------  ---------------  ----------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                $        269,103  $    (1,251,817) $      1,561,273

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                           589,745        1,841,562           280,289
                                                                ----------------  ---------------  ----------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                        $        858,848  $       589,745  $      1,841,562
                                                                ================  ===============  ================


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

   INTEREST PAID                                                $      1,762,492  $       670,120  $        135,135
                                                                ================  ===============  ================

   INCOME TAXES PAID                                            $              -  $             -  $              -
                                                                ================  ===============  ================

NON-CASH INVESTING AND FINANCING ACTIVITIES

During the year ended December 31, 2000 the Company: (1) issued 780,000 shares of common stock in connection with the acquisition of Car Rental Direct.com, Inc.; (2) issued 216,000 shares of common stock in connection with the acquisition of DoWebsites.com; (3) converted $4,900,000 of debt into 2,100,000 shares of common stock as the holder of the debt exercised warrants at $2.33 per share; (4) entered into capital lease obligations of $1,555,403; and (5) financed revenue generating equipment through lines of credit of $4,755,985.

During the year ended December 31, 1999 the Company: (1) sold the Contour system back to Global Leisure Travel, Inc. by transferring to Global the assets and notes payable in the amount of $3,000,000; (2) issued a note payable in connection with an insurance policy for $836,140; (3) entered into capital lease obligations of $303,373; and (4) exchanged advances to a related party receivable in the amount of $3,821,134, of which advances of $2,270,330 were made in 1999 for customer lists.


   The accompanying notes are an integral part of these financial statements.

                  GENESISINTERMEDIA.COM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

NOTE 1 - NATURE OF BUSINESS

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

NOTE 2 - ACQUISITIONS

         Car Rental Direct

         On April 1, 2000, the Company purchased all of the issued and outstanding stock of Car Rental Direct.com, Inc. for 260,000 shares of the Company's common stock valued at $4,420,000. The transaction was accounted for using the purchase method of accounting; accordingly, the purchase price has been allocated to the assets acquired and liabilities assumed based on the estimated fair values at the date of acquisition. The excess of the purchase price over the estimated fair value of the net assets acquired is attributed to goodwill which is being amortized over seven years.

         The fair value of assets acquired and liabilities assumed is summarized as follows:

            Revenue earning equipment (rental cars)       $       5,119,992
            Furniture and equipment                                 309,573
            Goodwill                                              4,652,544
            Other assets                                            117,064
            Line of credit                                       (5,278,137)
            Other liabilities                                      (257,036)
            Convertible debentures                                 (244,000)
                                                          -----------------

            Purchase price                                $       4,420,000
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

                  GENESISINTERMEDIA.COM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


NOTE 2 - ACQUISITIONS, CONTINUED

         DynaMedia

         Effective January 1, 2000, the Company purchased Dynatype Design and Graphics Centers, Inc. ("DynaMedia"), a company that provides creative design and graphic services. Its clients include Fortune 500 companies. The Company issued 90,000 shares of its common stock for all of the issued and outstanding shares of common stock of DynaMedia. Effective December 31, 2000, the Company sold back to the original stockholder of DynaMedia all the issued and outstanding shares of common stock of DynaMedia in exchange for 90,000 shares originally issued in this transaction. At December 31, 2000 the Company had an intercompany receivable of $293,210 due from DynaMedia which will be forgiven in connection with the sale back to the original owners. For the year ended December 31, 2000, DynaMedia reported a net loss of $26,721 on revenues of $1,501,715.

         Vision Digital

         On October 26, 1998, the Company acquired certain assets of Vision Digital Communications, Inc., ("Vision Digital") a company that places interactive kiosks in shopping malls. The Company purchased current assets, equipment and intangible assets in exchange for 180,000 shares of the Company's common stock valued at $600,000 plus the assumption of certain liabilities. The common stock was valued at $3.33 per share which approximates the per share price the Company received when it sold stock in December 1997. The Company also issued to the seller options to purchase up to an additional 150,000 shares of common stock at a weighted average exercise price of $3.19 per share. The options will be exercisable if the acquired division meets certain targeted levels of total revenue over a three-year period. These options were issued outside the Stock Option Plan. Such options will expire at the end of such three-year period. At December 31, 2000, none of these options had been exercised.

         The Company entered into employment agreements with two former employees of Vision Digital, each providing for three-year terms and annual salaries of $84,000. Each such employee is also eligible to receive grants of options to purchase an aggregate of 225,000 shares of common stock, upon the achievement of three separate performance hurdles. The 75,000 options that may be granted to each employee at each such hurdle will have per share exercise prices of $3.67, $4.33 and $5.00, respectively. In addition, each employee is to receive an interest free loan of $40,000 of which $30,000 will be forgiven upon the achievement of certain performance goals. These loans were made by the Company during 1999.

         Listed below are the assets purchased from Vision Digital:

                  Cash                                      $       19,673
                  Other current assets                              76,911
                  Property and equipment                           582,895
                  Goodwill                                         372,800
                  Current liabilities                             (213,914)
                  Long-term debt and Capital leases               (238,365)
                                                           ---------------

                      PURCHASE PRICE                        $      600,000
                                                           ===============

                  GENESISINTERMEDIA.COM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

NOTE 2 - ACQUISITIONS, CONTINUED

         Vision Digital, continued

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

                                                                    1998
                                                              ---------------
                                                               (unaudited)

            Total net revenue                                 $    15,069,347
            Direct costs                                      $       998,057
            Selling, general and administrative expenses      $     8,696,034
            Income from operations                            $     1,177,097
            Net income                                        $     1,011,162
            Basic earnings per share                          $          0.25


         AniMagic

         In March 1999, the Company acquired substantially all the assets of AniMagic Corporation, an interactive multimedia company that produces CD-ROMs for the edutainment industry, for $165,000. The operations of AniMagic Corporation in 1998 and through the date of acquisition in 1999 were immaterial and are not presented.

         DoWebsites.com

         In April 2000, the Company purchased the assets of DoWebsites.com for 72,000 shares of common stock valued at $1,224,000. The principal asset purchased was goodwill. The Company wrote off the goodwill established as a result of the acquisition of DoWebsites.com as the Company believes that the market for services offered by DoWebsites.com has decreased substantially due to the recent closures of many Internet related companies

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Principles of Consolidation

         The accompanying financial statements include the accounts of the Company and its wholly owned subsidiaries Genesis Intermedia, Inc. from its inception in August 1998, Genesis Properties, Inc. from its inception in July 1999 and Car Rental Direct.com, Inc. from April 1, 2000, the date of acquisition. All intercompany accounts and transactions have been eliminated.

                  GENESISINTERMEDIA.COM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

         Stock Split

         On October 27, 1998, the Company effected a 38,834.95-for-1 stock split of its common stock, increased the number of authorized shares to 25,000,000 and changed the par value of its common stock to $0.001. In addition on March 22, 2001 the Company effected a 3-for-1 stock split of its common stock. All share and per share data have been retroactively restated to reflect these stock splits, change in the authorized shares and par value.

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

                  GENESISINTERMEDIA.COM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

         Marketable Securities

         Marketable securities at December 31, 2000 consist of equity securities in Fashionmall.com, Inc. The Company has classified this investment in marketable securities as available-for-sale. At December 31, 2000, the Company's cost basis in these securities was $938,612 and the fair market value at that date was $1,926,746. The Company has recorded the unrealized gain of $988,134 as other comprehensive income which is reflected in the accompany statements of stockholders' equity and comprehensive income.

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

         Revenue Earning Equipment

         Revenue earning equipment consists of rental vehicles that are stated at cost less accumulated depreciation. The straight-line method is used to depreciate revenue earning equipment to their estimated residual values over periods typically ranging from 6 to 36 months. In accordance with industry practice, depreciation expense includes gains and losses on revenue earning vehicle sales in the ordinary course of business and is included as a component of cost of revenue in the accompanying consolidated statements of operations. At December 31, 2000 revenue earning equipment was $8,435,359 net of accumulated depreciation of $1,440,618. Depreciation expense for the year ended December 31, 2000 was $1,440,618 and is included in cost of revenue.

         Production Costs

         Costs related to the production of the Company's direct response televised advertising programs are capitalized and amortized over the estimated useful life of the production, generally from 12 to 24 months. The estimated useful life of each production is regularly evaluated and adjusted as sales response becomes available. Included in other assets in the accompanying consolidated balance sheets as of December 31, 2000 and 1999 are capitalized production costs of $145,533 and $438,813, net of accumulated amortization of $654,964 and $252,328, respectively.

         Deposits and Other Prepaid Assets

         The balance consists primarily of deposits held by credit card processing companies as security for future charge-backs and returns by customers who have purchased the Company's products during the year.

                  GENESISINTERMEDIA.COM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

         Property and Equipment

         Property and equipment are recorded at cost. Depreciation is provided on a straight-line basis over estimated useful lives of the assets as follows:

                  Building and improvements                 7 to 39 years
                  Leasehold improvement                     1 to 10 years
                  Vehicles                                        5 years
                  Furniture and equipment                    3 to 7 years

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

         Revenue from the Company's rental car subsidiary consists primarily of fees from rentals and the sale of related rental products. The Company recognizes rental revenue over the period in which vehicles are rented.

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

                  GENESISINTERMEDIA.COM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

         Income Taxes, continued

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

         Self-Insurance Liability

         The Company retains up to $35,000 of risk per claim plus claims handling expense for its automobile collision liability risks. Costs in excess of this retained risk per claim are insured under various contracts with insurance carriers. The ultimate costs of these retained insurance risks are estimated by management and are based upon historical claims experience, adjusted for current trends and changes in claims handling procedures.

         The Company believes its insurance liability reserves for its automobile liability risks at December 31, 2000 of $187,784 is adequate to cover future claims. Adjustments, if any, to estimated reserves resulting from ultimate claim payments will be reflected in operations in the periods in which such adjustments are known.

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

         Direct response advertising consists principally of television airtime purchased to broadcast the Company's infomercials and print media. At December 31, 2000 and 1999, $0 and $2,499,400, respectively, of advertising was reported as an asset which consisted of the unamortized portion of the capitalized direct response advertising, net of accumulated amortization of $0 and $14,915,539, respectively. The Company incurred $13,831,001, $9,866,824 and $2,808,716 in advertising expense for the years ended December 31, 2000, 1999 and 1998, respectively.

                  GENESISINTERMEDIA.COM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

         Concentration of Credit Risk

         The Company places its cash with high-credit, quality financial institutions. At times, such amounts may be in excess of the Federal Deposit Insurance Corporation limit. As of December 31, 2000 and 1999, the uninsured portions of the balances held at these financial institutions aggregated to $999,377 and $325,845. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

         During the year ended December 31, 2000, the Company recognized 34% of its revenue from the sale of one product. The product is being sold under the terms of a five-year media agreement with a third party dated May 12, 2000. Under the terms of the media agreement with the third party, the third party has the right but not the obligation to terminate the media agreement with the Company if the consultants who introduced the third party to the Company terminate their relationship with the Company.

         During the years ended December 31, 2000, 1999 and 1998, 0%, 0% and 41%, respectively, of the Company's revenue was derived from selling media time to a corporation owned by the Company's majority stockholder.

         Earnings Per Share

         The Company reports earnings per share in accordance with SFAS No. 128, "Earnings per Share." Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares available. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The following potential common shares have been excluded from the computation of diluted net loss per share for the periods presented because the effect would have been anti-dilutive:

                  GENESISINTERMEDIA.COM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

         Earnings Per Share, continued

                                                                        For the Year Ended December 31,
                                                                  ---------------------------------------------
                                                                   2000                1999               1998
                                                                  ------              ------             ------

         Options outstanding under
              the Company's stock option plan                     3,975,240           1,403,160             750,000
         Options issued as part of the acquisition
              of Vision Digital                                     150,000             150,000             150,000
         Warrants issued in conjunction with
              common stock                                          750,000             750,000                   -
         Warrants issued in conjunction with
              Series A convertible preferred stock                  428,571             428,571                   -
         Warrants issued in conjunction with
              notes payable to related party                              -           2,250,000                   -
         Warrants issued in conjunction with
              notes payable                                          64,287             235,713                   -
         Warrants issued in conjunction with
              Note payable to affiliate                             491,250             491,250                   -
         Warrants issued in conjunction with
              convertible debentures                                 67,500                   -                   -
         Warrants issued as liquidating damages                     150,000                   -                   -
         Warrants issued as consideration for
              leasing space                                         600,000                   -                   -
         Series A Convertible Preferred Stock                       214,287             428,571                   -


         Impairment of Long-Lived Assets

         The Company continually monitors its long-lived assets to determine whether any impairment of these assets has occurred. In making such determination, the Company evaluates the performance, on an undiscounted cash flow basis, of the underlying assets or group of assets that gave rise to this amount. Goodwill is being amortized on the straight-line basis over 60 to 84 months. Customer lists are being amortized on the straight-line basis over 24 months. In 2000, the Company wrote off the goodwill established as a result of the acquisition of DoWebsites.com of $1,224,000 as the Company believes that the market for services offered by DoWebsites.com has decreased substantially due to the recent closures of many Internet related companies.

                  GENESISINTERMEDIA.COM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998



NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

         Environmental Conservation

         The use of automobiles and other vehicles is subject to various governmental controls designed to limit environmental damage, including that caused by emissions and noise. Generally, these controls are met by the manufacturer, except in the case of occasional equipment failure requiring repair by the Company. To comply with environmental regulations, measures are taken at certain locations to reduce the loss of vapor during the fueling process and to maintain, upgrade and replace underground fuel storage tanks. The Company is also incurring and providing for expenses for the cleanup of petroleum discharges and other alleged violations of environmental laws arising from the disposition of waste products. The Company does not believe that it will be required to make any material capital expenditures for environmental control facilities or to make any other material expenditures to meet the requirements of governmental authorities in this area. Liabilities for these expenditures are recorded when it is probable that obligations have been incurred and the amounts can be reasonably estimated.

         Goodwill

         The Company continually monitors its goodwill to determine whether any impairment of this asset has occurred. In making such determination with respect to goodwill, the Company evaluates the performance, on an undiscounted cash flow basis, of the underlying assets or group of assets that gave rise to this amount. Goodwill is being amortized on the straight-line basis over 60 to 84 months. As of December 31, 2000 and 1999, goodwill was $4,479,560 and $429,063, respectively, net of accumulated amortization of $710,784 and $108,737, respectively.

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

         Amortization of capitalized software development costs is provided on a product-by-product basis on the straight-line method over the estimated economic life of the products (not to exceed three years). Management periodically compares estimated net realizable value by product to the amount of software development costs capitalized for that product to ensure the amount capitalized is not in excess of the amount to be recovered through revenues. Any such excess of capitalized software development costs over expected net realizable value is expensed at that time. At December 31, 2000 and 1999 software development costs are included in Other Assets and amount to $233,088 and $366,281, respectively, net of accumulated amortization of $166,492 and $33,299, respectively.

                  GENESISINTERMEDIA.COM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

         Risks and Uncertainties

         The Company operates in industries that are highly competitive. The Company's principal competitors are marketing and communication companies that operate in the United States. In order to maintain its current sales levels, the Company must continue to maintain existing client relationships, and attract new clients by demonstrating its creative reputation, knowledge of media and high quality service.

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

         Recently Issued Accounting Pronouncements

         In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." The Company does not expect the adoption of SFAS No. 138 to have a material impact, if any, on its financial position or results of operations.

         In June 2000, the FASB issued SFAS No. 139, "Rescission of FASB Statement No. 53 and amendments to FASB Statements No. 63, 89, and 121." The Company does not expect the adoption of SFAS No. 138 to have a material impact, if any, on its financial position or results of operations.

         In September 2000, the FASB issued SFAS No. 140, "Accenting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This statement is not applicable to the Company.

         Reclassifications

         Certain amounts in the 1998 financial statements have been reclassified to conform with the 2000 and 1999 presentation.

                  GENESISINTERMEDIA.COM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

NOTE 4 - PROPERTY AND EQUIPMENT

         Property and equipment at December 31, 2000 and 1999 consisted of the following:

                                                                              2000               1999
                                                                       ---------------  ----------------
                  Land                                                 $     1,450,000      $  1,450,000
                  Building and leasehold improvements                       12,952,370        10,415,935
                  Vehicles                                                     113,269           113,269
                  Furniture and equipment                                   16,697,274         5,489,158
                                                                       ---------------  ----------------
                                                                            31,212,913        17,468,362

                  Less accumulated depreciation                             (3,079,339)         (773,852)
                                                                       ---------------- -----------------

                      TOTAL                                            $    28,133,574  $     16,694,510
                                                                       ===============  ================

         Depreciation expense for the years ended December 31, 2000, 1999 and 1998 was $2,305,213, $649,196 and 131,849, respectively.


NOTE 5 - NOTES PAYABLE

         Notes payable at December 31, 2000 and 1999 consisted of the following:

                                                                                        2000             1999
                                                                                  ---------------  ---------------
                  Notepayable - bank is collateralized by a 1st Trust Deed on the land and building located in Van Nuys, California. The note bears interest at prime (9.0% at December 31, 2000)
                      plus 2.75%. Monthly interest only payments with any unpaid
                      principal and interest due on July 20, 2004.                $     7,856,250  $     7,856,250

                  Notepayable - bank is collateralized by certain furniture and equipment. The note bears interest at 8.5%. Monthly
                      principal and interest payments are $4,127 with any unpaid principal and interest due in August 2003. This note was
                      called by the bank in April 1999 and repaid in 2000.                      -          151,569

                  Notes payable to an insurance company. The note is unsecured and bear interest at 6.99% Monthly principal and interest
                      payments are $44,596 with any unpaid principal and
                      interest due December 10, 2000.                                           -          547,282
                                                                                  ---------------  ----------------
                                                                                        7,856,250        8,555,101
                  Current portion                                                               -          582,805
                                                                                  ---------------  ---------------
                  LONG-TERM PORTION                                               $     7,856,250  $     7,972,296
                                                                                  ===============  ===============

                  GENESISINTERMEDIA.COM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


NOTE 5 - NOTES PAYABLE, CONTINUED

         The following is a schedule by years of future maturities of notes payable:

                   Year Ending
                  December 31,
                 --------------
                      2001 $                          -
                      2002                            -
                      2003                            -
                      2004                    7,856,250
                                           ------------

                           TOTAL           $  7,856,250
                                           ============

         In May 1999, the Company issued three notes payable in a private placement for aggregate proceeds of $550,000 net of commissions and expenses of $108,000. In connection with these three notes payable agreements, the Company also issued warrants to purchase 235,713 shares of common stock at $3.40 per share. The notes bear interest at the rate of 8.75% per annum and are due the earlier of nine months from the date of issuance or 30 days after the closing of the Company's initial public offering. The Company repaid these notes in July 1999. 171,426 of the warrants were exercised during the year ended December 31, 2000.

         In February 2000, the Company issued a $1,000,000 convertible debenture, warrants to purchase 67,500 shares of the Company's common stock at an exercise price of $4.00 per share and 45,000 shares of the Company's common stock. The debenture is convertible into the Company's common stock at $1.67 per share if it is held to maturity. The debenture was due on April 7, 2000 and was repaid by the Company on April 14, 2000. The Company took a charge to earnings for the issuance of the 45,000 shares of common stock in the amount of $103,125. None of the warrants had been exercised at December 31, 2000.

NOTE 6 - NOTES PAYABLE - RELATED PARTY

         Notes payable to related party at December 31, 2000 and 1999 were $30,382,266 and $1,463,403, respectively, and are due to Ultimate Holdings, Ltd, ("Ultimate"), a Bermuda limited company and significant stockholder of the Company. The notes are unsecured and bear interest at 11.5%. The notes are due as follows: $6,000,000 on April 28, 2005, $10,000,000 on June 16, 2005, $5,000,000 on August 11, 2005, $5,000,000
         on September 20, 2005 and $4,382,266 on October 16, 2005.

         In addition, in August 2000, Ultimate converted $4,900,000 of outstanding debt into 2,100,000 shares of common stock by exercising a warrant to purchase 2,100,000 shares of the Company's common stock at $2.33 per share. The warrant was granted to Ultimate in connections with a $5 million note payable agreement entered into in November 1999. Ultimate was originally issued 2,250,000 warrant to purchase common stock at $2.33 per share. In June 2000, the agreement was revised and reduced the number of warrants to 2,100,000.

                  GENESISINTERMEDIA.COM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

NOTE 7 - LINE OF CREDIT

         At December 31, 1999 the Company had a $1,750,000 line of credit with a financial institution. The line was repaid in full by the Company in 2000. The line of credit bore interest at prime, plus 2.9%, was collateralized by substantially all of the Company's assets, except real estate, and was guaranteed by the Company's majority stockholder.

         At December 31, 2000, the Company had 5 lines of credit with financial institutions to finance the purchase of vehicles for the Company's Car Rental Direct subsidiary. The interest rates range from 1.5% to 2.0% over prime. The Company makes monthly principal payments of 2.25% to 2.75% of the original financed amount plus interest. The lines of credit are collateralized by the vehicles and by 200,000 shares of the Company's common stock and are guaranteed by the Company. Management expects vehicle obligations will generally be repaid within one year with proceeds received from either the repurchase of the vehicles by the manufacturers in accordance with the terms of the repurchase programs or from the sale of the vehicles.

NOTE 8 - RELATED PARTY TRANSACTIONS

         Due to Stockholder

         During 2000, the Company received advances totaling $2,693,993 from the Company's Chairman and Chief Executive officer for working capital purposes. The amount is payable on demand and accrues interest at 10% per annum.

         Media Sales and Accounts Receivable - Affiliate

         The Company purchases media airtime and resells it to other companies. For the years ended December 31, 2000, 1999 and 1998, media sold to a company owned by the Company's majority stockholder amounted to $0, $0 and $3,702,731, respectively. The above-mentioned media sales resulted in a gross profit of $0, $0 and $555,410, respectively. The mark-up on the media sales was approximately 15%, which is the standard industry mark-up and consistent with amounts that could be realized from sales to unrelated third parties.

                  GENESISINTERMEDIA.COM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


NOTE 8 - RELATED PARTY TRANSACTIONS, CONTINUED

         Customer List

         During the second quarter of 1999, and in connection with the termination of its business relationship with Trade Your Way To Riches, Inc. ("TYWR"), a company wholly owned by the Company's majority stockholder, the Company exercised its option to purchase the customer lists of TYWR, which option TYWR had granted to the Company prior to the Company's initial public offering. The purchase price of $3,821,134 for the customer lists was the approximate fair market value, based on the projected revenues from sales from the lists' use. The purchase price was paid through the exchange of advances made by the Company to TYWR of $3,821,134, of which $2,270,330 of these advances were made in 1999, for the customer lists. Under the terms of the transaction, if the gross profit to the Company from use of the list during the first 18 months did not meet or exceed the purchase price, then TYWR would refund to the Company the difference between actual gross profit during such period and the purchase price. The Company had the right to use the customer list during the second quarter of 1999 in consideration of the customary 25% commission for customer list use. Under the terms of the option, the Company did not have to pay this commission if it exercised the option to purchase prior to September 30, 1999. In 2000, the gross profits generated from sales from these customer lists exceeded the purchase price. None of the proceeds of the Company's initial public offering were used to fund this purchase.

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

         Global also granted the Company an option to acquire all of the technology and assets comprising its proprietary computerized travel marketing system known as the Contour System. The agreed purchase price is the actual cost of development. In June 1999, the Company exercised this option and purchased the Contour System for $2,500,000.

                  GENESISINTERMEDIA.COM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998



NOTE 8 - RELATED PARTY TRANSACTIONS, CONTINUED

         Contour System, continued

         As a financing cost related to a loan made to Global from an unrelated third party, the Company issued warrants to purchase 491,250 shares of the Company's common stock at an exercise price of $2.33. The warrants vested immediately and expire three years from the date of grant. The Company recorded financing costs of $392,724 that were determined using the Black Scholes option pricing model. None of the warrants had been exercised at December 31, 2000.

         In December 1999, the Company sold the Contour System back to Global by transferring the Contour System and certain notes payable in the amount of $3,000,000 to Global. There was no gain or loss on this transaction as the Company's basis in the Contour System had increased by approximately $500,000 from additional development costs paid by the Company.

         Commission Revenue

         For the years ended December 31, 2000, 1999 and 1998, the Company earned $0, $0 and $1,789,415, respectively, in commission from selling products for companies owned by the Company's majority stockholder. The commission received from selling these products ranged from 35% to 55%.

         Transactions with Dr. Gray

         On December 31, 1997, the Company sold 349,512 shares of its common stock to Dr. John Gray for $900,000. On November 1, 1998, 29,126 of those shares were surrendered. Royalties paid to Dr. Gray for the years ended December 31, 2000, 1999 and 1998 were $0, $0 and $0, respectively.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

         Royalties

         In the normal course of business, the Company has entered into various agreements under which it is obligated to pay royalties on products it sells. The royalties vary by agreement and are based on percentages of net revenue generally not to exceed 25% or a percentage of the net profits of the venture generally not to exceed 50%. Royalty expense for the years ended December 31, 2000, 1999 and 1998 was $3,528,938, $1,403,487 and $454,997, respectively.

         Litigation

         The Company may also be involved from time to time in various other claims and legal actions incident to its operations, either as plaintiff or defendant. The Company vigorously defends itself against all lawsuits filed by plaintiffs. The Company is not aware of any current litigation that would have a material impact on the financial position or results of operations of the Company.

                  GENESISINTERMEDIA.COM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998



NOTE 9 - COMMITMENTS AND CONTINGENCIES, CONTINUED

         Leases

         The Company leases certain office space, office equipment, an automobile and mall space for its kiosks under a non-cancelable operating lease. The Company also leases certain office furniture and equipment under capitalized lease obligations. Future minimum rental commitments under lease agreements with initial or remaining terms of one year or more are as follows:


             Year Ending                             Operating         Capital
            December 31,                               Leases          Leases
            -------------                         ------------    ------------

                2001                              $  2,211,908    $  1,217,270
                2002                                 2,476,933       1,014,334
                2003                                 2,337,473         514,729
                2004                                 2,277,040         306,501
                2005                                 1,363,174              --
                Thereafter                             903,504              --
                                                  ------------    ------------

                                                  $ 11,570,032       3,052,834
                                                                  ============
            Less amount representing interest                       (1,788,689)
                                                                  ------------
                                                                     1,264,145

            Less current portion                                       745,973
                                                                  ------------
                                                                  $    518,172
                                                                  ============


         Included in property and equipment is capitalized lease equipment of $1,973,674 and $418,271 with accumulated amortization of $594,481 and $54,284 at December 31, 2000 and 1999, respectively.

         Rent expense for the years ended December 31, 2000, 1999 and 1998 was $166,507 and $226,852 and $24,405, respectively.

         Employment Agreements

         In September 1998, the Company entered into an employment agreement with its President, which continues until September 30, 2003, unless terminated earlier by the Company, either for cause, death or certain other circumstances. Pursuant to the terms of the Employment Agreement, the President is to be paid an annual salary of $250,000 and is eligible to receive bonuses at the discretion of the Board of Directors.

         In October 1998 the Company entered into employment agreements with two employees retained as a result of the acquisition of certain of the assets of Vision Digital Communications, Inc. The term of each of the employment agreements commenced on November 1, 1998 and will terminate on October 31, 2001, unless terminated earlier by the Company for cause, death or under certain other circumstances. The employment agreements provide that each of the employees is to be paid an annual salary of $84,000 and is eligible to receive an annual bonus at the discretion of the Board of Directors.

                  GENESISINTERMEDIA.COM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998



NOTE 9 - COMMITMENTS AND CONTINGENCIES, CONTINUED

         Employment Agreements, continued

         In connection with the acquisition of Car Rental Direct, the Company assumed the employment agreements already in place with three of Car Rental Direct's executives. Each of the three agreements provide for an annual salary of $150,000 for seven years. In 2001, the Company terminated one of the executives. As part of the termination agreement, the executive released all claims to his employment agreement.

NOTE 10 - STOCKHOLDERS' EQUITY

         Stock Surrender

         On November 1, 1998, the Company's two principal stockholders surrendered an aggregate of 3,000,000 shares of the Company's common stock.

         Private Placement Offerings

         In January 1999, the Company completed a private placement of 525,000 shares of common stock at $3.33 per share, net of commissions and expenses of approximately $201,250. In connection with the sale of the series A convertible preferred stock, the Company issued 225,000 additional shares of common stock and warrants to purchase an additional 750,000 shares of common stock at $3.40 to the investors, which brought the effective purchase price of the shares issued to $2.33 per share. None of the warrants had been exercised at December 31, 2000 related to the purchase of shares of the Company's common stock in January 1999.

         Initial Public Offering

         In June 1999 the Company sold 6,000,000 shares of common stock in its initial public offering at $2.83 per share for an aggregate of $17,000,000 with underwriting commissions and expenses of $1,870,000 and offering expenses of $2,722,803

         Convertible Preferred Stock

         In March 1999 the board of directors authorized the issuance of one series of preferred stock Series A Convertible Preferred Stock. There are 450,000 authorized shares of Series A Convertible Preferred Stock. This stock has a cash dividend of 8.75% per annum, payable quarterly. The holders of this stock have no voting rights. In April, 1999, the Company sold 142,857 shares of convertible preferred stock at $7.00 per share, net of commissions of $115,000, and warrants to purchase 428,571 shares of common stock at $3.40 to the same investors who purchased shares of the Company's common stock in January 1999. In August 2000, 71,429 shares of the Series A Convertible Preferred Stock were converted into 214,287 shares of the Company's common stock.

                  GENESISINTERMEDIA.COM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998



NOTE 10 - STOCKHOLDERS' EQUITY, CONTINUED

         Convertible Preferred Stock, continued

         On May 2, 2000, the Company issued 4,000 shares of its Series B Convertible Preferred Stock to two investors for gross proceeds of $4,000,000. The Series B Convertible Preferred Stock has a liquidation preference of $1,000 per share and carries a 5% cumulative dividend payable at the end of each calendar quarter. The Company also issued to the investors an aggregate of 336,000 warrants to purchase the Company's common stock at $5.91 per share, which represents 115% of the market value of the Company's stock at the closing date. The Series B Convertible Preferred Stock is convertible into common stock at 110% of the market value of the Company's common stock at the closing date ("Fixed Price") if converted within 45 days after the closing date, and the lesser of the Fixed price or the market value of the Company's common stock at the conversion date if converted 45 days or more after the closing date. In November 2000, the 4,000 shares of Series B Convertible Preferred Stock were converted into 968,400 shares of the Company's common stock. In addition, the 336,000 warrants issued in connection with the private placement were exercised in November 2000, which resulted in proceeds to the Company of $1,824,880.

         Warrants

         In June 2000, the Company issued a warrant to purchase 20 shares of the common stock of the Company's Genesis Intermedia, Inc. subsidiary at an exercise price of $250,000 per share. The subsidiary warrant vested immediately and was issued pursuant to a securities purchase agreement as an incentive for Infinity Outdoor to maximize its joint marketing efforts with the Company. At any time during the term of the subsidiary warrant, if the Company has not completed a public offering under an effective registration statement for the sale of shares of common stock of Genesis Intermedia, Inc. for at least $20,000,000, Infinity Outdoor has the option to tender the subsidiary warrant in exchange for a warrant to purchase 967,740 shares of the Company's common stock at an exercise price of $5.17 per share. Both warrants expire in June 2001 if Infinity Outdoor does not generate gross revenues in excess of $1 million during the twelve month period between June 2000 and June 2001 from any sites where the interactive kiosk networks and Infinity Outdoor's display advertising systems are jointly marketed. The expiration date will be extended to June 2003 if the gross revenues exceed $1 million. The subsidiary warrant was valued at $263,345 using the Black Scholes option pricing model. The warrant had not been exercised at December 31, 2000.

         In September 2000, as part of a release agreement, the Company issued a warrant to purchase 150,000 shares of common stock at an exercise price of $5.33. The warrant vested immediately and expires in September 2005. It was issued to the lender from whom the Company borrowed $1 million in February 2000 as liquidated damages under that securities purchase agreement. The warrant was valued at $553,758 using the Black Scholes option pricing model and recorded as an offering cost for the year ended December 31, 2000. The warrant had not been exercised at December 31, 2000.

                  GENESISINTERMEDIA.COM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998



NOTE 10 - STOCKHOLDERS' EQUITY, CONTINUED

         Warrants, continued

         On November 2000, the Company issued warrants to purchase up to 600,000 shares of common stock at an exercise price of $5.00 per share that expire five years from the date of vesting to The Macerich Partnership, L.P. The warrants were issued pursuant to space lease agreements with affiliates of Macerich as additional consideration for leasing space in shopping malls owned or operated by Macerich as part of the Company's Centerlinq expansion. 199,998 of the warrants will vest upon the installation of the Centerlinq kiosks in certain malls and the remaining 400,002 warrants will vest proportionately as Centerlinq kiosks are installed in an additional 22 malls. None of the warrants were vested as of December 31, 2000 and none of the warrants had been exercised at December 31, 2000.

         Treasury Stock

         During 2000 and 1999, the Company repurchased 127,600 and 67,200 shares of its common stock for $2,296,813 and $105,670, respectively.

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

                  GENESISINTERMEDIA.COM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998



NOTE 10 - STOCKHOLDERS' EQUITY, CONTINUED

         Stock Option Plan, continued

         The Company had originally authorized and reserved for issuance an aggregate of 1,800,000 shares of common stock under the Stock Option Plan. The amount authorized and reserved for issuance was increased by 2,400,000 shares at the Company's annual stockholder meeting in June 2000, bringing the total authorized under the Stock Option Plan to 4,200,000. The aggregate number of shares of common stock which may be granted through awards under the Stock Option Plan, other than stock payments and the purchase of stock under the Employee Stock Purchase Plan, to any employee in any calendar year may not exceed three percent of the then-outstanding shares of common stock. The shares of common stock issuable under the Stock Option Plan may be authorized but unissued shares, shares issued and reacquired by the Company or shares purchased by the Company on the open market. If any of the awards granted under the Stock Option Plan expire, terminate or are forfeited for any reason before they have been exercised, vested or issued in full, the unused shares subject to those expired, terminated or forfeited awards will again be available for purposes of the Stock Option Plan.

         The Company has adopted only the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." It applies Accounting Principles Bulletin ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its Stock Option Plan and does not recognize compensation expense for its Stock Option Plan other than for restricted stock and options issued to outside third parties. If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under the Stock Option Plan consistent with the methodology prescribed by SFAS No. 123, the Company's net income and earnings per share would be reduced to the pro forma amounts indicated below for the years ended December 31, 2000, 1999 and 1998:

                                                                       2000             1999        1998
                                                                ----------------  ---------------  ----------------
                  Net income (loss)
                      As reported                               $   (33,530,627)  $   (8,296,550)  $      1,426,713
                      Pro forma                                 $   (35,644,789)  $   (8,986,973)  $      1,074,630

                  Basic earnings (loss) per common share
                      As reported                               $         (1.85)  $        (0.63)  $           0.12
                      Pro forma                                 $         (1.97)  $        (0.68)  $           0.09

                  Diluted earnings (loss) per common share
                      As reported                               $         (1.85)  $        (0.63)  $           0.12
                      Pro forma                                 $         (1.97)  $        (0.68)  $           0.09

         For purposes of computing the pro forma disclosures required by SFAS No. 123, the fair value of each option granted to employees and directors is estimated using the Black-Scholes option-pricing model. The fair value is computed as of the date of grant using the following assumptions for grants in 2000, 1999 and 1998: (i) dividend yield of 0%, 0% and 0%, (ii) expected volatility of 121%, 100% and 65%, (iii) weighed-average risk-free interest rate of approximately 6.5%, 6.2% and 5.5%, and (iv) expected life of 2, 2 and 2 years, respectively.

                  GENESISINTERMEDIA.COM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998



NOTE 10 - STOCKHOLDERS' EQUITY, CONTINUED

         Stock Option Plan, continued

         The following is table summarizes the options and warrants outstanding:

                                                                    Weighted-           All           Weighted-
                                                     Stock           Average           Other           Average
                                                    Option          Exercise          Options/         Exercise
                                                     Plan             Price           Warrants          Price

                  Balance, December 31,
                    1997                                     -    $          -                  -    $          -
                    Granted                          1,350,000    $       2.83            150,000    $       3.19
                    Exercised                                -    $          -                  -    $          -
                    Canceled                           600,000    $       2.83                  -    $          -
                                               ---------------                    ---------------

                  Balance, December 31,
                    1998                               750,000    $       2.83            150,000    $       3.19
                    Granted                            693,660    $       2.13          4,005,534    $       2.71
                    Canceled                          (40,500)    $       2.13                  -    $          -
                                               ---------------                    ---------------

                  Balance, December 31,
                    1999                             1,403,160    $       2.65          4,155,534    $       2.73
                    Granted                          2,948,964    $       3.79          2,121,240    $       5.21
                    Exercised                        (191,949)    $       2.28        (2,607,426)    $       2.80
                    Canceled                         (184,935)    $       4.03                  -    $          -
                                               ---------------                    ---------------

                  BALANCE, DECEMBER 31,
                    2000                             3,975,240    $       3.46          3,669,348    $       4.07
                                               ===============                    ===============

                  EXERCISABLE, DECEMBER
                    31, 2000                         1,967,876    $       2.75          3,669,348    $       4.07
                                               ===============                    ===============

         There were 224,760 options available for future grant at December 31, 2000 under the Company's Stock Option Plan.

         The weighted average remaining contractual life of options outstanding issued under the Stock Option Plan is 5.5 and 3.09 years, respectively, at December 31, 2000 and 1999. The exercise price for the options outstanding under the Stock Option Plan at December 31, 2000 ranged from $1.42 to $5.73. No compensation expense was recognized as a result of the issuance of stock options during the years ended December 31, 2000, 1999 and 1998.

         For options granted during the years ended December 31, 2000, 1999 and 1998 where the exercise price equaled the stock price at the date of the grant, the weighted-average fair value of such options was $3.22, $1.18 and $1.12, respectively, and the weighted-average exercise price of such options was $3.79, $2.13 and $2.83, respectively. No options were granted during the years ended December 31, 2000, 1999 and 1998 where the exercise price was greater than the stock price at the date of grant or where the exercise price was less than the stock price at the date of the grant.

                  GENESISINTERMEDIA.COM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


NOTE 11 - PROVISION FOR INCOME TAXES

         The following table presents the current and deferred income tax provision for federal and state income taxes for the years ended December 31, 2000, 1999 and 1998:


                                                            2000           1999           1998
                                                      -------------  -------------  --------------
                  Current
                      Federal                         $           -  $           -  $            -
                      State                                       -              -          30,000
                                                      -------------  -------------  --------------

                                                                  -              -          30,000
                                                      -------------  -------------  --------------
                  Deferred
                      Federal                                     -              -               -
                      State                                       -              -               -
                                                      -------------  -------------  --------------

                                                                  -              -               -
                                                      -------------  -------------  --------------

                  PROVISION FOR INCOME TAXES          $           -  $           -  $       30,000
                                                      =============  =============  ==============


         The provision for income taxes differs from the amount that would result from applying the federal statutory rate as follows. No reconciliation is shown for the year ended December 31, 1998 as the Company elected to be taxed as an "S" corporation until December 31, 1998.

                                                                           Year Ended December 31,
                                                                       -------------------------------
                                                                             2000              1999
                                                                       ---------------  --------------

                  Statutory regular federal income tax rate                   34.0%              34.0%
                  Effect of valuation allowance                              (34.0%)            (34.0%)
                                                                       ---------------  --------------

                      TOTAL                                                    0.0%               0.0%
                                                                       ===============  ==============

                  GENESISINTERMEDIA.COM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998



NOTE 11 - PROVISION FOR INCOME TAXES, CONTINUED

         The components of the deferred income tax assets (liabilities) as of December 31, 2000 and 1999 are as follows:

                                                                           Year Ended December 31,
                                                                       ---------------------------------
                                                                             2000              1999
                                                                       ---------------  ----------------
                  Deferred tax assets

                      Amortization of goodwill                         $       153,000  $         20,000
                      Accounts receivable allowance                            236,000             4,000
                      Net operating loss carryforward                       16,324,000         3,265,000
                                                                       ---------------  ----------------
                           Total deferred tax assets                        16,713,000         3,289,000
                                                                       ---------------  ----------------

                  Deferred tax liabilities
                      Depreciation of property and equipment                 1,326,000           380,000
                                                                       ---------------  ----------------
                           Total deferred tax liabilities                    1,326,000           380,000
                                                                       ---------------  ----------------
                  Net deferred tax asset                                    15,387,000         2,909,000
                  Valuation allowance                                      (15,387,000)       (2,909,000)
                                                                       ---------------  ----------------
                                                                       $             -  $              -
                                                                       ===============  ================

         At December 31, 2000 and 1999, the Company has provided a valuation allowance for the deferred tax asset since management has not been able to determine that the realization of that asset is more likely than not. The net change in the valuation allowance for the years ended December 31, 2000 and 1999, was an increase of $12,478,000 and $2,909,000, respectively. Net operating loss carry forwards expire starting in 2014.

NOTE 12 - SEGMENT INFORMATION

         The Company has four business units that have separate management and reporting infrastructures that offer different products and services. The business units have been aggregated into four reportable segments:
         Media, Intermedia, Properties and Car Rental. The Media group conducts direct response advertising campaigns and buys media time and either sells it to third parties or uses it to market its own products. The Intermedia group is deploying the CENTERLINQ network of public access Internet kiosks in shopping malls within the United States. The Properties group maintains the Company's building and generates revenue from the building's tenants. The Car Rental group rents vehicles to consumers and commercial businesses primarily in the replacement market. Most corporate expenses, such as internal administrative costs, legal expenses, and debt issuance costs, are included in the Media group.

         The Company evaluates the performance of its operating segments based on income from operations, before income taxes, accounting changes, non-recurring items, and interest income and expense.

                  GENESISINTERMEDIA.COM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998



NOTE 12 - SEGMENT INFORMATION, CONTINUED

         Summarized financial information concerning the Company's reportable segments is shown in the following table for the years ended December 31, 2000, 1999 and 1998:

                                                                      December 31, 2000
                                        ------------------------------------------------------------------------------
                                             Media        Intermedia        Properties      Car Rental    Consolidated
                                        ------------     -------------    -------------    ------------   ------------
              Sales to unaffiliated
                customers               $  36,674,053   $      451,967   $     926,174   $   4,269,402    $   42,321,596
              Operating loss            $ (17,726,317)  $   (8,493,253)  $    (535,658)  $  (2,468,966)   $  (29,224,194)
              Depreciation and
                amortization            $   2,114,289   $    1,737,393   $     390,540   $   2,016,220    $    6,258,442
              Interest expense          $   2,132,016   $      264,154   $     882,262   $     525,085    $    3,803,517
              Identifiable assets       $  14,957,340   $   16,244,603   $  12,130,869   $  13,843,769    $   57,176,581
              Capital expenditures      $     471,496   $   12,120,271   $     703,286   $     139,651    $   13,434,704
                                                                      December 31, 1999
                                        ------------------------------------------------------------------------------
                                             Media        Intermedia        Properties      Car Rental    Consolidated
                                        ------------     -------------    -------------    ------------   ------------
              Sales to unaffiliated
                customers               $  31,060,083   $      269,652   $     341,528   $           -    $   31,671,263
              Operating loss            $  (4,375,118)  $   (3,218,351)  $    (207,247)  $           -    $   (7,800,715)
              Depreciation and
                amortization            $   1,268,630   $      520,785   $     126,212   $           -    $    1,915,627
              Interest expense          $     329,901   $       23,159   $     317,660   $           -    $      670,120
              Identifiable assets       $  12,741,652   $    5,305,650   $  11,811,647   $           -    $   29,858,949
              Capital expenditures      $     489,998   $    3,830,258   $  11,886,239   $           -    $   16,206,495
                                                                      December 31, 1998
                                        ------------------------------------------------------------------------------
                                             Media        Intermedia        Properties      Car Rental    Consolidated
                                        ------------     -------------    -------------    ------------   ------------
              Sales to unaffiliated
                customers               $   9,262,384   $      151,214   $           -   $           -    $    9,413,598
              Operating income (loss)   $   1,946,481   $     (354,633)  $           -   $           -    $    1,591,848
              Depreciation and
                amortization            $     106,132   $       36,477   $           -   $           -    $      142,609
              Interest expense          $     125,500   $        9,635   $           -   $           -    $      135,135
              Identifiable assets       $   8,717,276   $    1,271,042   $           -   $           -    $    9,988,318
              Capital expenditures      $     264,856   $      156,538   $           -   $           -    $      421,394


                  GENESISINTERMEDIA.COM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998



NOTE 13 - SUBSEQUENT EVENTS

         On January 5, 2001, the Company entered into another note payable agreement with Ultimate whereby Ultimate has agreed to loan the Company an additional $5,000,000 on terms similar to the previous note payable agreements with Ultimate.

         In January 2001, warrants to purchase 64,287 shares of the Company's common stock, issued in conjunction with the Series A Convertible Preferred Stock, were exercised for proceeds of $218,576.

         On March 14, 2001, the Company entered into a Securities Purchase Agreement whereby the Company issued a 7% convertible debenture in the amount of $3,000,000. The debentures are convertible into the Company's common stock at the lesser of $7.00 per share or if the average closing price for the five day period immediately preceding April 14, 2001 is less than $6.67, the conversion price is 105% of the average price for the five business days preceding April 14, 2001. The debenture is to be repaid either in cash or by conversion to common stock as follows:
         $1,000,000 on each of April 15, May 15 and June 15, 2001. In addition, the Company issued 300,000 warrants to purchase the Company's common stock at $7.67 per share that expire on March 15, 2004.

         On April 16, 2001, the Company entered into another note payable agreement with Ultimate whereby Ultimate has agreed to loan the Company an additional $15,000,000 on terms similar to the previous note payable agreements with Ultimate.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
                                  ON SCHEDULES

Board of Directors and Shareholders
GenesisIntermedia.com, Inc.

Our audit was made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The consolidated supplemental Schedule II is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in our audit of the basic consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.

SINGER LEWAK GREENBAUM & GOLDSTEIN LLP

Los Angeles, California
April 11, 2001, except for Note 13
     as to which the date is April 16, 2001

GENESISINTERMEDIA.COM, INC.
VALUATION AND QUALIFYING ACCOUNTS - SCHEDULE II


    COLUMN A                 COLUMN B                     COLUMN C                      COLUMN D               COLUMN E
--------------------   ------------------  ---------------------------------------  -------------------  ---------------------
                            BALANCE AT        CHARGED TO            CHARGED TO                                BALANCE AT
                            BEGINNING          COST AND                OTHER                                     END
   DESCRIPTION              OF PERIOD          EXPENSES              ACCOUNTS           DEDUCTIONS            OF PERIOD
--------------------   ------------------  ------------------- -------------------  -------------------  ---------------------
Allowance for
  doubtful accounts
               1998       $   75,000           $ 100,000                                                       $  175,000
               1999       $  175,000                                                   $ (165,000)             $   10,000
               2000       $   10,000           $ 584,313                                                       $  594,313

Self-insurance reserve
               1998       $        -                                                                           $        -
               1999       $        -                                                                           $        -
               2000       $        -           $ 187,784                                                       $  187,784

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information with respect to Directors and Executive Officers of the Company is incorporated by reference to the Company's definitive Proxy Statement for its annual meeting of stockholders to be filed not later than 120 days after December 31, 2000 with the Securities and Exchange Commission (the "2001 Proxy).

ITEM 11.  EXECUTIVE COMPENSATION

     Information with respect to this item is incorporated by reference to the Company's 2001 Proxy.

ITEM 12.  SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information with respect to this item is incorporated by reference to the Company's 2001 Proxy.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information with respect to this item is incorporated by reference to the Company's 2001 Proxy.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)      1. Financial Statements

         See index to financial statements under Item 8 for a list of all financial statements filed as part of this report.

         2. Financial Statement Schedules

         The following financial statement schedules are filed as a part of this Annual Report on Form 10-K:

         Schedule II -- Valuation and Qualifying Accounts

         All other schedules are omitted because they are not applicable, not required, or because the required information is included in the consolidated financial statements or notes thereto.

         3. Exhibits Required To Be Filed By Item 601 of Regulation S-K

         The following exhibits are filed as part of this Annual Report on Form 10-K or are incorporated herein by reference:

EXHIBIT                                   DESCRIPTION
1.1             Form of Underwriting Agreement(1)
2.1             Agreement and Plan of Merger between Genesis Media Group, Inc., a Florida corporation ("Genesis Florida") and GenesisIntermedia.com, Inc. (formerly
                Genesis Media Group, Inc.), a Delaware corporation ("Genesis Delaware")(1)
2.2             Asset Purchase Agreement between the Registrant and Vision Digital
                Communications, Inc. dated as of October 26, 1998(1)
2.3             Letter Agreement between the Registrant and AniMagic Corporation dated October
                27, 1998(1)
2.4             Letter of Agreement between the Registrant and Crown American Enterprises, Inc.
                dated as of November 17, 1998(1)
3.1             Articles of Incorporation of Genesis Florida filed with the Florida Secretary of State on October 28, 1993(1)
3.2             Articles of Amendment of Genesis Florida filed on October 27, 1998(1)
3.3             Certificate of Incorporation of Genesis Delaware filed with the Delaware
                Secretary of State on October 26, 1998(1)
3.4             Bylaws of Genesis Florida(1)
3.5             Bylaws of Genesis Delaware(1)
3.6             Certificate of Amendment of Certificate of Incorporation of
                Genesis Delaware filed with the Delaware Secretary of State on
                December 3, 1998(2)
3.7             Certificate of Merger of Genesis Florida into Genesis Delaware filed with the
                Delaware Secretary of State on December 9, 1998(2)
3.8             Certificate of Designation, Rights and Preferences of the Series A Convertible
                Preferred Stock of Genesis Intermedia.com, Inc.(3)
3.9             Certificate of Designations of the Powers, Preferences and Relative,
                Participating, Optional and Other Special Rights of Preferred Stock and
                Qualifications, Limitations and Restrictions Thereof of Series B Cumulative
                Convertible Preferred Stock for GenesisIntermedia.com, Inc.(8)

4.1             Specimen Stock Certificate(1)
10.1            Genesis Intermedia.com, Inc. Amended and Restated 1998 Stock Incentive
                Program(5)
10.2            Form of Indemnification Agreement with Directors and Executive Officers(1)
10.3            Form of Representative's Warrant(1)
10.4            Form of Lock-Up Agreement(1)
10.5            Employment Agreement between the Registrant and Ramy El-Batrawi(1)
10.6            Employment Agreement between the Registrant and Sam I. Hassabo(1)
10.7            Deed of Trust (dated July 24, 1997)(1)
10.8            Note U.S. Small Business Administration (dated July 24, 1997)(1)
10.9            Promissory Note (dated January 1, 1998)(1)
10.10           Promissory Note (dated April 23, 1998)(1)
10.11           Note U.S. Small Business Administration (dated August 20, 1998)(1)
10.12           Commercial Security Agreement (dated August 20, 1998)(1)
10.13           Lease Agreement (dated July 24, 1998)(1)
10.14           WCMA Note, Loan and Security Agreement between the Registrant and Merrill Lynch
                Business Financial Services, Inc.(1)
10.15           Addendum to that Lease dated July 24, 1998 between the Registrant and Southern
                California Sunbelt Developers, Inc.(2)
10.16           License Agreement between the Registrant (as assignee) and John Gray, Ph.D.
                dated September 29, 1993(2)
10.17           Amendment to Agreement between the Registrant (as assignee) and John Gray,
                Ph.D.(2)
10.18           Employment Agreement between Registrant and Michael F. Costa(2)
10.19           Employment Agreement between Registrant and Christopher Miglino(2)
10.20           Assignment between Registrant (as Assignee) and Ramy El-Batrawi (as Assignor)(2)
10.21           Surrender and Cancellation Agreement among the Registrant, Ramy El-Batrawi and
                John M. Gray(2)
10.22           Term Sheet between the Registrant and Global Leisure Travel, Inc.(4)
10.23           Form of Securities Purchase Agreement dated January 1999(9)
10.24           Form of Warrant(9)
10.25           Form of Letter Agreement dated April 1999(9)
10.26           Form of Securities Purchase Agreement dated March 31, 1999(9)
10.27           Letter Amendment to Employment Agreement between Registrant and Michael F.
                Costa dated as of April 9, 1999(9)
10.28           Letter Amendment to Employment Agreement between Registrant and Christopher
                Miglino dated as of April 9, 1999(9)
10.29           Lease Agreement between Winter Quarters Resort Properties Ltd. and the
                Registrant dated April 29, 1999(3)
10.30           Registration Rights Agreement between Registrant and Purchases of Genesis
                Intermedia.com, Inc. Series A Convertible Preferred Stock and Warrants(3)
10.31           Stock Purchase Agreement between Registrant and Global Leisure Travel, Inc.
                dated June 1999(4)
10.32           Stock Purchase Agreement between Registrant and Global Leisure Travel, Inc.
                dated December 1999(6)
10.33           Securities Purchase Agreement between Registrant and Ultimate Holding, Ltd., a
                Bermuda Ltd. dated November 1999(6)
10.34           Securities Purchase Agreement and Warrants dated November 25, 1999 with
                Ultimate Holding, Ltd. a Bermuda Ltd.(6)

10.35           Securities Purchase Agreement by and between GenesisIntermedia.com, Inc. and
                Denmore Investments, Ltd. dated February 7, 2000.(6)
10.36           Warrant issued to Denmore Investments, Ltd.(6)
10.37           Agreement and Plan of Reorganization between the Registrant, United Pacific
                Alliance and DoWebsites.com, Inc. dated March 29, 2000(9)
10.38           Stock Purchase Agreement between Car Rental Direct.com, Inc. d/b/a Car Rental
                Direct, Brian Wood, Keenan Cheung and the Registrant dated April 1, 2000(9)
10.39           Shareholder Joinder and Indemnity Agreement among the shareholders of Car
                Rental Direct.com, Inc., Brian Wood, Keenan Cheung and the Registrant dated
                April 1, 2000(9)
10.40           Securities Purchase Agreement by and between GenesisIntermedia.com, Inc.,
                Elliott Associates, L.P., Westgate International, L.P. dated April 28, 2000(8)
10.41           Warrant issued to Elliott Associates(8)
10.42           Warrant issued to Westgate International, L.P. (8)
10.43           Warrant issued to Shoreline Pacific Institutional Financial, the Institutional
                Division of Financial West(8)
10.44           Registration Rights Agreement by and between the Registrant and Elliott
                Associates, L.P., Westgate International, L.P. dated April 28, 2000(8)
10.45           Agreement and Plan of Merger by and between Dyna-Acquisitions, Inc., Dynatype
                Design and Graphics Centers, Inc., Kathryn A. Smith and the Registrant dated
                May 8, 2000(7)
10.46           Warrant issued to Ultimate Holdings, Inc.(9)
10.47           Warrant issued to Kenneth D'Angelo(9)
10.48           Form of Debenture Purchase Agreement(9)
10.49           Form of Warrant(9)
10.50           Form of Debenture(9)
10.51           GenesisIntermedia.com, Inc. Second Amended and Restated 1998 Stock Incentive
                Program(10)
10.52           Securities Purchase Agreement by and between GenesisIntermedia.com, Inc. and
                Infinity Outdoors, Inc. dated June 2000*
10.53           Release Settlement Agreement by and between Denmore Investments, Ltd. and
                GenesisIntermedia.com, Inc. dated September 2000*
10.54           Note Purchase Agreement by and between Ultimate Holdings, Ltd. and
                GenesisIntermedia.com, Inc. dated October 16, 2000*
10.55           Promissory Note by and between Ultimate Holdings, Ltd. and
                GenesisIntermedia.com, Inc. dated October 16, 2000*
10.56           Warrant Agreement by and between GenesisIntermedia.com, Inc. and The Macerich
                Partnership, L.P. dated November 2, 2000 *
10.57           Space Lease Agreement by and between GenesisIntermedia.com, Inc., The Macerich
                Management Company and Macerich Property Management dated November 2, 2000 *
10.58           Warrant issued to Macerich Partnership*
10.59           Securities Purchase Agreement by and between GenesisIntermedia.com, Inc., and
                Elliott Associates, L.P., and Elliott International, L.P. dated March 15, 2001*
10.60           7% Convertible Debenture due December 31, 2001 - Debenture No. 1 dated March
                15, 2001*
10.61           7% Convertible Debenture due December 31, 2001 - Debenture No. 2 dated March
                15, 2001*
10.62           Warrant issued to Elliott Associates, L.P. *

10.63           Warrant issued to Elliott International, L.P. *
10.64           Registration Rights Agreement by and between GenesisIntermedia.com, Inc.,
                Elliott Associates, L.P. and Elliott International, L.P. dated March 15, 2001*
21.1            Subsidiaries of the Registrant*
23.1            Consent of Singer Lewak Greenbaum & Goldstein LLP*

(1) Incorporated by reference to the Exhibits to the Registration Statement filed by the Registrant on Form SB-2 (Commission File No. 333-66281) dated October 28, 1998.
(2) Incorporated by reference to the Exhibits to the Registration Statement filed by the Registrant on Form SB-2 Amendment No.1 (Commission File No. 333-66281) dated December 4, 1998.
(3) Incorporated by reference to the Exhibits to the Registration Statement filed by the Registrant on Form SB-2 Amendment No.5 (Commission File No. 333-66281) dated April 15, 1999.
(4) Incorporated by reference to the Exhibits to the Registration Statement filed by the Registrant on Form SB-2 Amendment No.6 (Commission File No. 333-66281) dated May 17, 1999.
(5) Incorporated by reference to the Exhibits to the Registration Statement filed by the Registrant on Form S-8 (Commission File No. 001-95417) dated January 26, 2000.
(6) Incorporated by reference to the Exhibits to the Annual Report filed by the Registration on Form 10-KSB (Commission File No.: 001-15029) dated April 14, 2000.
(7) Incorporated by reference to the Exhibits to the Current Report filed by the Registrant on Form 8-K (Commission File No.001-15029) dated May 15, 2000.
(8) Incorporated by reference to the Exhibits to the Quarterly Report filed by the Registrant on Form 10-QSB (Commission File No.: 001-15029) dated May 15, 2000.
(9) Incorporated by reference to the Exhibits to the Registration Statement filed by the Registrant on Form S-3 (Commission File No. 333-41120) dated July 10, 2000.
(10) Incorporated by reference to the Exhibits to the Registration Statement filed by the Registrant on Form S-8 POS (Commission File No. 333-95417) dated January 29, 2001.
*        Filed herewith
**       Previously filed
(b)      Reports on Form 8-K

         On December 29, 2000 we filed a Report on Form 8-K announcing that we had delivered a letter to the Board of Directors of Fashionmall.com, Inc., a Delaware corporation, describing our interest in entering into a business combination. The letter contemplated that we would be prepared to offer, subject to certain conditions, (a) $2.00 in cash and (b) .29 shares of our common stock for each share of common stock of Fashionmall.com, Inc.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           GENESISINTERMEDIA.COM, INC

                                 By:          /s/ RAMY EL-BATRAWI
                                      ----------------------------------------
                                                Ramy El-Batrawi
                                      CHAIRMAN AND CHIEF EXECUTIVE OFFICER

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

               SIGNATURE                                       TITLE                             DATE
          /s/ RAMY EL-BATRAWI
-----------------------------------------
            Ramy El-Batrawi               Chairman of the Board and Chief Executive
                                          Officer (Principal Executive Officer)            April 16, 2001


        /s/ DOUGLAS E. JACOBSON
-----------------------------------------
          Douglas E. Jacobson             Director, Chief Financial Officer (Principal
                                          Financial and Accounting Officer)                April 16, 2001


         /s/ GEORGE W. HEYWORTH
-----------------------------------------
           George W. Heyworth             Director                                         April 16, 2001

         /s/ MICHAEL R. FUGLER
-----------------------------------------
           Michael R. Fugler              Director                                         April 16, 2001

            /s/ STEVE WEBER
-----------------------------------------
              Steve Weber                 Director                                         April 16, 2001
