Form 10-K/A
period 2000-12-31
GENESISINTERMEDIA COM INC
filed 2001-04-30
CIK 1071522

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K/A
Amendment No. 1

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

[X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: DECEMBER 31, 2000

or

[ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to ________.

Commission File Number 01-15029

GENESISINTERMEDIA, INC.
(Exact Name of Registration as Specified in Charter)

Delaware	95-4710370
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

5805 Sepulveda Boulevard, 8th Floor
Van Nuys, CA 91411
(818) 902-4300

        Securities registered pursuant to Section 12(b) of the Act:   None

        Securities registered pursuant to Section 12(g) of the Act:   Common Stock, $.001 Par Value

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]    No [ ]

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [ ___ ]

        The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant at April 12, 2001 was $31,908,524. The number of shares outstanding of the registrant’s Common Stock as of April 12, 2001 was 21,222,767.

EXPLANATORY NOTE

        This Amendment No. 1 on Form 10-K/A is being filed with respect to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 filed with the Securities and Exchange Commission on April 16, 2001 (the “Form 10-K”). Part III, Item 10 “Directors and Executive Officers of the Registrant,” Item 11 “Executive Compensation,” Item 12 “Security Ownership of Certain Beneficial Owners and Management,” and Item 13 “Certain Relationships and Related Transactions” of the Form 10-K are hereby amended and restated in their entirety to include the required disclosures.

        Except as provided in the next paragraph, the Form 10-K as amended hereby continues to speak as of the date of the Form 10-K and the disclosures have not been updated to speak to any later date. Any items in the Form 10-K that are not expressly changed hereby shall be as set forth in the Form 10-K. All information contained in this Amendment No. 1 and the Form 10-K is subject to updating and supplementing as provided in the Genesis periodic reports filed with the SEC subsequent to the filing of the Form 10-K.

        No exhibits are being filed with this Amendment No. 1 on Form 10-K/A.

PART III

Item 10.   Directors and Executive Officers of the Registrant

        The following table sets forth the name, age and position with Genesis of each officer and director of Genesis as of the date of this Report.

The current directors, executive officers and key employees of Genesis are as follows:
Name                                         Age
-----------------------------------------    --------   ----------------------------------------------------------

Ramy El-Batrawi......................        39         Chairman of the Board and Chief Executive Officer
Douglas E. Jacobson..................        54         Director, Chief Financial Officer and Secretary
Craig T. Dinkel......................        42         Chief Operating Officer
George W. Heyworth...................        51         Director
Michael Roy Fugler...................        52         Director
Stephen A. Weber.....................        53         Director

    Ramy El-Batrawi

        Mr. El-Batrawi is the principal stockholder and chief executive officer of Genesis. He has been a director and chairman of the board of Genesis since its inception in October 1993. Mr. El-Batrawi's prior experience has included international business marketing where he facilitated and negotiated significant transactions between global industrial companies and world governments. Firms with which he has been involved include Lockheed Corporation, Carnival Cruise Lines Inc., Lonrho, Inc., McDonalds Corporation and Eastern Airlines.

    Douglas E. Jacobson

        Mr. Jacobson has been the chief financial officer, secretary and a director of Genesis since October 1998. Mr. Jacobson has been a certified public accountant for over 25 years and is a graduate of the College of William and Mary in Virginia. His experience includes working for local public accounting firms and Coopers & Lybrand where he audited privately held and SEC-registered public corporations. He was responsible for supervising the financial audit staff of a major retail drug chain, Eckerd Drugs in Clearwater, Florida for three years. Subsequent to that position, he managed the internal audit functions for a highly diversified, closely held family conglomerate, Lykes Bros. Inc., for four years. In that position he was responsible for nationwide audits and reporting directly to the Chairman. From 1983 to 1997, as a sole practitioner certified public accountant, he performed accounting, audit and tax services for key family members and other clients, including Genesis. As our chief financial officer, Mr. Jacobson’s responsibilities include overseeing and preparing the financial analysis of our financial growth and reporting.

    Craig T. Dinkel

        Mr. Dinkel joined Genesis as chief operating officer in October 1998. Prior to joining Genesis, Mr. Dinkel served as chief operating officer of Trade Your Way To Riches, Inc., a company owned by Mr. El-Batrawi. Mr. Dinkel’s responsibility is to manage and oversee the day-to-day operations of Genesis, including the management of our core group of inbound and outbound telemarketers. His principal responsibilities include effectuating our marketing plans, business development, customer service and fulfillment, and management of information systems. From April 1996 to April 1997, he was the manager of special projects reporting directly to Michael Levy, president and chief executive officer of Positive Response Television, Inc., a subsidiary of National Media Corporation. He managed that company’s profit center and was responsible for the delivery of customized, call center services to inbound and outbound clients. Prior to April 1996, Mr. Dinkel acted as a licensed futures trader. He received his undergraduate degree from California State University Northridge and his MBA from the Peter F. Drucker School of Executive Graduate Management in Claremont, California.

    George W. Heyworth

         Mr. Heyworth was elected a director of Genesis in January 1999. From March 1998 to February 1999, Mr. Heyworth was the vice-president of Intersolv/MicroFocus Inc., a software change management firm. He is directly responsible for formulating business strategy, partnerships, acquisitions and product direction for Intersolv/MicroFocus, Inc. Prior to joining Intersolv, Mr. Heyworth was chief technology officer and vice president of engineering at Cadis, Inc., where he was a key member of the senior management team. Prior to joining Cadis, Inc. in March 1997, Mr. Heyworth held several technical management positions at Perot Systems Corporation, which he joined in April 1994. These positions included director of software development and director of global technical training. Mr. Heyworth also served as chief software engineer for NASA's Space Station Trainer from January to December 1993. Prior to this project, Mr. Heyworth worked as program manager of NASA's Computer Services Programs. Mr. Heyworth received his Masters of Science degree from the University of Oregon and is a graduate of the United States Military Academy, where he received a Bachelor of Science degree in Civil Engineering.

    Michael R. Fugler

         Mr. Fugler was appointed a director of Genesis in December 1999. Mr. Fugler is Managing Director of Corporate Finance for I-Bankers Securities, Inc., the lead underwriter for our 1999 initial public offering. After receiving his Juris Doctorate from Louisiana State University in 1972, Mr. Fugler embarked on a legal career that began with litigation and later focused on international law, corporate law and finance. He became a leader and active participant in the International Bar Association, The American Bar Association, and The American Association of Trial Lawyers. In the past ten years he has gained expertise in international investment and merchant banking. Mr. Fugler currently holds Series 7, 24, and 63 securities licenses.

    Stephen A. Weber

         Mr. Weber has a background in accounting, finance and marketing. Since 1996, Mr. Weber has been an active consultant in a number of companies, including Genesis. From 1989 to 1996, he was the President of Positive Response Television, Inc., a direct marketing and media company that he co-founded in 1989, built and eventually took public. Under Mr. Weber's direction, within six years, Positive Response had 80 employees and had achieved annual sales of over $30 million. Prior to the founding of Positive Response, Mr. Weber was a practicing Certified Public Accountant, with over 13 years of experience in public accounting. From 1981 to 1989, Mr. Weber was a senior partner in a regional accounting firm. He supervised certified audits of many companies in diversified fields. Prior to 1981, Mr. Weber worked for local and national accounting firms, performing and supervising audit and client engagements. Mr. Weber graduated from the University of Southern California in 1970.

        None of our directors, executive officers or key employees is related to any other of our directors, executive officers or key employees.

Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16(a) of the Exchange Act requires Genesis’ officers and directors and persons who beneficially own more than 10% of our common stock to file reports of ownership and changes in ownership with the SEC and Nasdaq. Reporting persons are required by SEC regulations to furnish Genesis with copies of all Section 16(a) forms they file. Based solely on a review of the copies of those forms received or written representations from persons subject to the reporting requirements of Section 16(a), we believe that, with respect to the fiscal year ended December 31, 2000, all reporting persons complied with all applicable filing requirements of Section 16(a), except for: Michael R. Fugler who filed a Form 3 late upon being appointed a director and Craig T. Dinkel who filed one Form 4 late that involved one transaction.

Item 11.   Executive Compensation

        The following table sets forth the annual compensation paid to executive officers of Genesis for the fiscal years ended December 31, 2000, 1999 and 1998, the compensation of the chief executive officer and the only two other executive officers whose compensation exceeded $100,000 during 2000, 1999 or 1998. No other executive officer received salary and bonus compensation in excess of $100,000 in the three most recent completed fiscal years.

                                             Annual Compensation                                Long-Term Compensation
                          ----------------------------------------------------------    --------------------------------------------
                                                                         Other          Restricted
Name and                                                                 Annual            Stock           Stock
Principal Position                    Salary          Bonus           Compensation        Awards        Options (#)        Other
                          Year          ($)            ($)                ($)             ($)(*)                            ($)
----------------------    -------    ----------    -------------     ---------------    ------------    ------------     -----------

Ramy El-Batrawi            2000        263,824                        22,761(2)
  Chairman,                1999        250,000     2,000,000(1)       22,654(2)            --               --           22,654(2)
  President and            1998         62,500       955,000(1)           --               --               --           11,327(2)
  Chief Executive
  Officer

 Douglas E. Jacobson       2000        119,768          30,000        13,178(3)                         150,000
   Chief Financial         1999        120,023               --       12,874(3)            --           225,000          13,253(3)
   Officer and             1998         13,615               --           --               --           450,000           2,126(3)
   Secretary

Craig T. Dinkel            2000        140,977                            100(4)                          75,000
   Chief Operating         1999        175,102               --            --               --          225,000(1)           --
   Officer                 1998         18,050               --            --                --         300,000              --

* Amounts in this column have been adjusted to give effect to a 3-for-1 stock split effected as a stock dividend on March 21, 2001, as if the stock split was effective prior to the issuance of the securities.
(1)   Mr. El-Batrawi received distributions of undistributed S corporation earnings of $2,000,000 and $955,000 in 1999 and 1998, respectively.
(2)   Represents depreciation expense on a company automobile used by Mr. El-Batrawi, plus $107.00 related to life insurance premiums.
(3)  Represents lease payments made for Mr. Jacobson’s automobile, plus $304.00 related to life insurance premiums.
(4)    Represents amounts related to life insurance premiums.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values.

        The following table sets forth information regarding the number of securities underlying unexercised options at December 31, 2000.

                                    Number of securities                     Value of unexercised
                                   underlying unexercised                     in-the-money options
                                   options at FY-end (#)                            FY-end ($)
                             ----------------------------------------    --------------------------------------
Name                          Exercisable               Unexercisable     Exercisable             Unexercisable
---------------------------   -----------               -------------     -----------             -------------
Ramy El-Batrawi                  --                          --               --                        --
Douglas E. Jacobson            600,000                     225,000         $1,799,800              $359,300
Craig T. Dinkel                432,000                     150,000         $1,316,856              $306,200

        The following table sets forth the option grants to the named executives during 2000. Genesis did not grant any stock appreciation rights in 2000.

                                                  Number of           Total
                                                 Securities         Options           Exercise
                                                 Underlying        Granted to         Or Base
                                                  Options          Employees           Price          Expiration
Name                                             Granted (1)        In FY 2000        ($/Share)           Date
-------------------------------------------     -------------    ---------------    -------------    --------------
Douglas E. Jacobson....................            150,000            5.1%             $5.00           (2)
Craig T. Dinkel........................             75,000            2.5%             $5.00           (2)

(1)  All granted options vest in three annual increments, 33.3% on each of the first through third anniversaries of the date of grant, August 23, 2000, and expire in seven years.
(2)  Seven years from the date of vesting.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

        Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options, warrants or other rights held by that person that are currently exercisable or become exercisable within 60 days following April 10, 2001 are deemed outstanding. Those shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person. Unless otherwise indicated in the table, the persons and entities named in the table have sole voting and sole investment power with respect to the shares set forth opposite the stockholder’s name. The address for all of the executive officers and directors is 5805 Sepulveda Boulevard, 8th, Van Nuys, California 91411.

                                                                             Options Included
                                                   Numbers of Shares             In Total
Name and Address                                  Beneficially Owned                               Percentage of Class
-------------------------------------------     ------------------------    -------------------    -----------------------

Ramy El-Batrawi.......................                        9,045,969                     --                      42.6%
Douglas E. Jacobson...................                          600,000                600,000                       2.7%
Craig T. Dinkel.......................                          432,000                432,000                       2.0%
George W. Heyworth....................                          150,000                150,000                          *
Michael R. Fugler.....................                           75,000                 75,000                          *
Stephen A. Weber......................                            3,000                     --                          *
Ultimate Holdings, Ltd................                        9,514,269                     --                      44.8%
 All directors and executive officers as a
     group (six persons)..............                       19,820,238              1,257,000                      88.2%
* less than 1%

Item 13.   Certain Relationships and Related Transactions

                None.

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Action of 1934, as amended, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  April 30, 2001                                               GENESISINTERMEDIA INC

                                                                     By: /s/ Ramy El-Batrawi
                                                                          __________________________________
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

          Signature                                   Title                                           Date
          ---------                                   -----                                           ----

/s/ Ramy El-Batrawi
_____________________________              Chief Executive Officer, Chairman                     April 30, 2001
Ramy El-Batrawi

/s/ Douglas E. Jacobson
_____________________________          Chief Financial Officer, Director (Principal              April 30, 2001
Douglas E. Jacobson                          Financial and Accounting Officer) and
                                                     Secretary

/s/ Stephen A. Weber
______________________________                        Director                                   April 30, 2001
Stephen A. Weber

______________________________                        Director                                   April __, 2001
George W. Heyworth

______________________________                        Director                                   April __, 2001
Michael Roy Fugler