Form 10-Q
period 2001-03-31
GENESISINTERMEDIA COM INC
filed 2001-05-15
CIK 1071522

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
 (Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

       For the transition period from ________________ to _______________

                                                           001-15029
                                                   (Commission file number)

                             GENESISINTERMEDIA, INC.
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

                           GENESISINTERMEDIA.COM, INC.
              (Former name, former address and former fiscal year,
                          if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity. As of April 27, 2001 - 21,852,860 shares of Common Stock

Transitional Small Business Disclosure Format (check one):  Yes [ ]     No [X]

                             GENESISINTERMEDIA, INC.
                                      Index

                                                                         Page
                                                                        Number
                                                                        ------
PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

           Condensed Consolidated Balance Sheet as of March 31, 2001
           and December 31, 2000                                          2-3

           Condensed Consolidated Statements of Operations for
           the three months ended March 31, 2001 and 2000                  4

           Condensed Consolidated Statements of Cash Flows for
           the three months ended March 31, 2001 and 2000                  5

           Notes to Condensed Consolidated Financial Statements           6-9

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                     10-15

Part II.   OTHER INFORMATION

Item 1.    Legal Proceedings                                              16

Item 2.    Change in Securities and Use of Proceeds                       16

Item 3.    Defaults Upon Senior Securities                                16

Item 4.    Submission of Matters to a Vote of Security Holders            16

Item 5.    Other Information                                              16

Item 6.    Exhibits and Reports on Form 8-K                               17

SIGNATURES                                                                17

Part III.  EXHIBITS

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

GENESISINTERMEDIA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2001 AND DECEMBER, 2000

                                                March 31          December 31,
                                                  2001                2000
                                               (unaudited)         (audited)
ASSETS

Current assets
  Cash and cash equivalents                    $   225,514         $   858,848
  Marketable securities at market                        -           1,926,746
  Accounts receivable, net                       4,661,084           3,846,453
  Inventories                                    1,332,194           1,383,620
  Revenue earning equipment                      6,995,034           8,435,359
  Prepaid advertising                              877,825           2,461,928
  Advances receivable                            1,201,348           1,201,348
  Deposits and other prepaid assets              2,813,149           2,809,428
                                               -----------         -----------
Total current assets                            18,106,148          22,923,730

Property and equipment, net                     27,863,634          28,133,574
Customer lists                                     477,645             955,287
Goodwill, net                                    4,287,509           4,479,560
Other assets                                     1,056,589             684,430
                                               -----------         -----------

Total assets                                   $51,791,525         $57,176,581
                                               ===========         ===========

GENESISINTERMEDIA, INC.
CONDENSED CONSOLIDATED BALANCE SHEET (continued)
AS OF MARCH 31, 2001 AND DECEMBER, 2000

                                                                                  March 31,           December 31,
                                                                                    2001                  2001
                                                                                 (unaudited)           (audited)
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Current portion of notes payable                                               $         -          $         -
  Current portion of capital lease obligations                                       725,079              745,973
  Convertible debentures                                                           3,000,000                    -
  Line of credit                                                                   6,972,734            9,225,946
  Accounts payable                                                                 8,878,963            8,329,734
  Accrued payroll taxes                                                              720,464              859,833
  Accrued interest - related party                                                 2,202,225            2,053,490
  Other accrued liabilities                                                        1,899,408            1,913,863
  Due to stockholder                                                               1,948,983            2,693,993
  Income taxes payable                                                                65,000               65,000
                                                                                 -----------          -----------
Total current liabilities                                                         26,412,856           25,887,832

Notes payable, net of current portion                                              7,856,250            7,856,250
Note payable to related party                                                     31,882,266           30,382,266
Capital lease obligations, net of current portion                                    578,207              518,172
                                                                                 -----------          -----------
Total liabilities                                                                 66,729,579           64,644,520

Commitments and contingencies

Stockholders' equity
Convertible preferred stock, $0.001 par value, 5,000,000 authorized
   71,429 and 71,429 shares issued and outstanding ($7.00 per share
   liquidation preference Dividends of $91,146 in arrears)                                71                   71
Common stock, $0.001 par value
   75,000,000 shares authorized
   22,300,344  and 20,971,560 shares issued and outstanding                           21,300               20,972
Additional paid-in capital                                                        37,213,100           35,752,544
Accumulated deficit                                                              (49,770,042)         (41,827,177)
Treasury stock                                                                    (2,402,483)          (2,402,483)
Accumulated comprehensive income                                                           -              988,134
                                                                                 -----------          -----------
Total stockholders' equity (deficit)                                             (14,938,054)          (7,467,939)
                                                                                 -----------          -----------
Total liabilities and stockholders' equity                                       $51,791,525          $57,176,581
                                                                                 ===========          ===========

                           See the accompanying notes

GENESISINTERMEDIA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                  3 Months               3 Months
                                                                                    Ended                  Ended
                                                                                  March 31,              March 31,
                                                                                    2001                   2000
                                                                              ----------------       ----------------
                                                                                 (unaudited)            (unaudited)

Revenue                                                                         $12,535,464            $ 7,472,669

Cost of Revenue                                                                   2,604,553              1,895,281
                                                                                -----------            -----------

Gross Profit                                                                      9,930,911              5,577,388

Operating expenses
     Selling, general and administrative expenses                                14,729,465              9,621,051
     Depreciation and amortization                                                1,420,162                820,066
     Income from operations of DynaMedia                                                  -               (110,519)
                                                                                -----------            -----------
Total operating expenses                                                         16,149,627             10,330,598
                                                                                -----------            -----------

Income (loss) from operations                                                    (6,218,726)            (4,753,210)
Other income (expenses)
     Gain on sale of marketable securities                                          177,945
     Interest expense                                                            (1,631,542)              (276,810)
     Financing costs                                                               (270,542)              (103,125)
                                                                                -----------            -----------
Total other income (expenses)                                                    (1,724,139)              (379,935)
                                                                                -----------            -----------
Income (loss) before provision for income taxes                                  (7,942,865)            (5,133,145)
Provision (benefit) for income taxes                                                      -                      -
                                                                                -----------            -----------
Net income (loss)                                                               $(7,942,865)           $(5,133,145)
                                                                                ===========            ===========

Basic earnings (loss) per common share                                          $     (0.38)           $     (0.32)
                                                                                ===========            ===========
Diluted earnings (loss) per common share                                        $     (0.38)           $     (0.32)
                                                                                ===========            ===========
Weighted-average common shares outstanding                                       21,107,247             16,222,503
                                                                                ===========            ===========

                           See the accompanying notes

GENESISINTERMEDIA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 3 Months              3 Months
                                                                  Ended                  Ended
                                                                 March 31,             March 31,
                                                                   2001                  2000
                                                             ---------------     ------------------
                                                              (unaudited)           (unaudited)

  Cash flows from operating activities
   Net income (loss)                                            $(7,942,865)           $(5,133,145)
   Adjustments to reconcile net income to net cash
     provided by (used in) operating activities
   Depreciation and amortization                                 2,088,084                820,066
  Gain on sale of marketable securities                           (177,945)                     -
   Stock issued for financing costs                                270,542                103,125
   (Increase) decrease in operating assets                       1,589,580             (1,039,207)
   Increase (decrease) in operating liabilities                    544,140             (1,147,528)
                                                               -----------            -----------

   Net cash used in operating activities                        (3,628,464)            (6,396,689)
                                                               -----------            -----------
  Cash flows from investing activities
   Purchase of property and equipment                             (282,085)            (1,169,314)
   Proceeds from sale of marketable securities                   1,116,557                      -
   Cash acquired with purchase of Dynamedia and CRD                      -                174,710
   Other                                                          (372,159)                31,561
                                                               -----------            -----------

   Net cash used in investing activities                           462,313               (963,043)
                                                               -----------            -----------
  Cash flows from financing activities
   Net proceeds from related parties                              (745,010)                     -
   Net proceeds from line of credit                             (2,253,212)              (203,671)
   Proceeds from notes payable - related party                   1,500,000              6,360,248
   Proceeds from convertible debentures                          3,000,000              1,000,000
   Proceeds from exercise of options and warrants                  354,342                      -
   Payment on notes payable and capital leases                    (159,303)               (36,165)
   Disgorgement of short-swing profits from generated by
    stockholder                                                    836,000
                                                               -----------            -----------

  Net cash provided by financing activities                      2,532,817              7,120,412
                                                               -----------            -----------

  Net increase (decrease) in cash and cash equivalents
   during period                                                   (633,334)              (239,320)

  Cash and cash equivalents, beginning of period                   858,848                589,745
                                                               -----------            -----------

  Cash and cash equivalents, end of period                     $   225,514            $   350,425
                                                               ===========            ===========

                           See the accompanying notes

                             GENESISINTERMEDIA, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The unaudited Condensed Consolidated Financial Statements have been prepared by GenesisIntermedia, Inc. (the "Company" or "Genesis"), pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The results of the three months ended March 31, 2001 are not necessarily indicative of the results to be expected for the full year ending December 31, 2001.


NOTE 2 - EARNINGS PER SHARE

In 1997, the Financial Accounting Standard Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." SFAS No. 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. Basic earnings per share is computed using the weighted-average number of common shares outstanding during the period. Common equivalent shares are excluded from the computation if their effect is anti-dilutive. The following potential common shares have been excluded from the computation of diluted net loss per share for all periods presented because the effect would have been anti-dilutive:

                                                                   For the three Months Ended
                                                                             March 31,
                                                                  ----------------------------
                                                                     2001               2000
                                                                  -----------       ----------
                                                                  (unaudited)       (unaudited)
         Options outstanding under
             the Company's stock option plan                      3,926,263           1,403,160
         Options issued as part of the acquisition
              of Vision Digital                                     150,000             150,000
         Warrants issued in conjunction with
              common stock                                          750,000             750,000
         Warrants issued in conjunction with
              Series A convertible preferred stock                  364,284             428,571
         Warrants issued in conjunction with
              notes payable to related party                              -           2,250,000
         Warrants issued in conjunction with
              notes payable                                          64,287             235,713
         Warrants issued in conjunction with
              Note payable to affiliate                             483,750             491,250
         Warrants issued in conjunction with
              convertible debentures                                367,500              67,500
         Warrants issued as liquidating damages                     150,000                   -
         Warrants issued as consideration for
              leasing space                                         600,000                   -
         Series A Convertible Preferred Stock                       214,287             428,571

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment at March 31, 2001 consisted of the following:

         Land                                                 $ 1,450,000
         Building and improvements                             13,089,375
         Vehicles                                                 113,269
         Furniture and equipment                               17,140,133
                                                              -----------
                                                               31,792,777
         Less accumulated depreciation                         (3,929,143)
                                                              -----------
                  Total                                       $27,863,634
                                                              ===========

                             GENESISINTERMEDIA, INC.
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued

NOTE 4 - CONVERTIBLE DEBENTURE

On March 14, 2001, the Company entered into a Securities Purchase Agreement whereby the Company issued a 7% convertible debenture in the amount of $3,000,000. The debentures are convertible into the Company's common stock at a conversion price of $6.83. The debenture is to be repaid either in cash or by conversion to common stock as follows: $1,000,000 on each of April 15, May 15 and June 15, 2001, subject in the case of cash repayment to the effectiveness of a registration statement covering resale of the shares. In addition, the Company issued 300,000 warrants to purchase the Company's common stock at $7.67 per share that expire on March 15, 2004. The Company has recognized an expense of $270,542 related to these warrants during the three months ended March 31, 2001 and will recognize an additional expense of $1,352,709 during the three months ended June 30, 2001.

NOTE 5 - NOTE PAYABLE - RELATED PARTY

On January 5, 2001, the Company entered into a note payable agreement with Ultimate Holdings, Ltd ("Ultimate") whereby Ultimate has agreed to loan the Company an additional $5,000,000 on terms similar to the previous note payable agreements with Ultimate.

On April 16, 2001, the Company entered into a note payable agreement with Ultimate whereby Ultimate has agreed to loan the Company an additional $15,000,000 on terms similar to the previous note payable agreements with Ultimate.

NOTE 5 - STOCKHOLDERS' EQUITY

In January 2001, warrants to purchase 64,287 shares of the Company's common stock, issued in conjunction with the Series A Convertible Preferred Stock, were exercised for proceeds of $218,576.

During the three months ended March 31, 2001, the Company received $114,517 and $239,825 from the exercise of 48,977 employee stock options and 139,287 warrants, respectively. The Company also received $836,000 from Ultimate who disgorged the Company "short-swing" profits in such amount.

NOTE 6 - SEGMENT INFORMATION

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

Summarized financial information concerning the Company's reportable segments is shown in the following table as of and for the three months ended March 31, 2001:
                                                   Net            Total
                             Revenue              Loss           Assets
                        ----------------  ---------------  -----------------
Media                   $     10,679,886  $    (3,561,105) $      11,110,847
Intermedia                        91,000       (2,424,333)        15,609,998
Properties                       239,911         (322,471)        12,144,724
Car Rental                     1,524,657       (1,634,956)        12,925,956
                        ----------------  ---------------  -----------------
       Total            $     12,535,454  $    (7,942,865) $      51,791,525
                        ================  ===============  =================

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

         The following discussion and analysis should be read in conjunction with our consolidated financial statements and related footnotes for the year ended December 31, 2000 included in our Annual Report on Form 10-K. The discussion of results, causes and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future.

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

Results of Operations

Three Months Ended March 31, 2001 vs. March 31, 2000

                                              Three           Three
                                             Months           Months        % of         % of
                                              Ended           Ended        revenue      revenue
                                            3/31/2001       3/31/2000       2001         2000
                                                 (in thousands)
Revenue                                 $ 12,535          $ 7,473             100.0%       100.0%

Cost of revenue                            2,604            1,895              20.8%        25.4%
                                        --------          -------             ------       ------
                                           9,931            5,578              79.2%        74.6%
                                        --------          -------             ------       ------
Operating expenses
  Selling, general and
    administrative expenses               14,730            9,621             117.5%       128.7%
  Depreciation and amortization            1,420              820              11.3%        11.0%
  Income from operation of Dynamedia           -             (110)              0.0%        -1.5%
                                        --------          -------             ------       ------
      Total operating expenses            16,150           10,331             128.8%       138.2%
                                        --------          -------             ------       ------
Loss from operations
                                          (6,219)          (4,753)            -49.6%       -63.6%
Other income (expenses)
  Gain on sale of marketable securities      178                -               1.4%         0.0%
  Interest expense                        (1,631)            (277)            -13.0%        -3.7%
  Financing costs                           (271)            (103)             -2.2%        -1.4%
                                        --------          -------             ------       ------
      Total other income (expenses)       (1,724)            (380)            -13.8%        -5.1%
                                        --------          -------             ------       ------

Loss before taxes                         (7,943)          (5,133)            -63.4%       -68.7%

Income taxes                                   -                -               0.0%         0.0%
                                        --------          -------             ------       ------
Net loss                                $ (7,943)         $(5,133)            -63.4%       -68.7%
                                        ========          =======             ======       ======

Revenue for the three months ended March 31, 2001 increased by $5,062,000 or 67.7% from $7,473,000 for the three months ended March 31, 2000 to $12,535,000 for the same period in 2001. The increase in revenue was due to the following:

o Product sales increased $1,895,000 or 33,23% principally as a result of our success in selling our new products, principally, our herbal diet supplement;

o Car rental revenue for the three months ended March 31, 2001 was $1,525,000. We acquired Car Rental Direct on April 1, 2000 so there was no such revenue reported for the three months ended March 31, 2000.

o Commissions and royalties increased from $1,088,000 for the three months ended March 31, 2000 to $3,054,000 for the same period in 2001. These commissions are amounts received from the sale of other companies' products primarily through our call center in St. George, Utah. We normally receive commissions of 20% to 50%.

Cost of revenue for the three months ended March 31, 2001 increased by $709,000 or 37.4% from $1,895,000 for the three months ended March 31, 2000 to $2,604,000 for the same period in 2001. The increase in cost of revenue was due to the following:

o Direct product costs for the three months ended March 31, 2001 decreased by $479,000 or 30.1% from $1,558,000 for the three months ended March 31, 2000 to $1,079,000 for the same period in 2001. The decrease was due lower product costs. Direct product costs as a percentage of product sales decreased from 21.7% for the three months ended March 31, 2000 to 10.1% for the same period in 2001. The decrease is due to lower product costs associated with our new products and programs when compared to the products sold by us during 2000.

o Cost of renting vehicles was $1,217,000 for the three months ended March 31, 2001. There was no such cost for the three months ended March 31, 2000. The cost of renting a vehicle compared to the revenue generated from such rental for the three months ended March 31, 2001 was 79.8%.

Selling, general and administrative expenses for the three months ended March 31, 2001 increased by $5,109,000 or 53.1% from $9,621,000 for the three months ended March 31, 2000 to $14,730,000 for the same period in 2001. The increase was due principally to an increase in payroll and related benefits of $1,505,000 and an increase in selling related expenses of $2,500,000. Selling related expenses include the cost of acquiring customer names, purchasing media time for airing of infomercials, royalties and telemarketing costs. We expensed $3,079,000 in media airtime during the three months ended March 31, 2001 compared to $3,593,000 for the same period in 2000.

Depreciation and amortization expense for the three months ended March 31, 2001 increased by $600,000 or 73.2% from $820,000 for the three months ended March 31, 2000 to $1,420,000 for the same period in 2001. The increase in depreciation and amortization expense is due to the increase of our depreciable assets, especially our CENTERLINQ kiosks, and the amortization of the customer list purchased in the second quarter of 2000 and the goodwill associated with the Car Rental Direct acquisition. Depreciation expense of $668,000 related to the vehicle fleet is included in cost of revenue.

In 2000 we acquired DynaMedia and effective December 31, 2000, we sold DynaMedia back to its original owner. For the three months ended March 31, 2000, DynaMedia reported net income of $110,000 on revenues of $423,000.

Gain on sale of marketable securities for the three months ended March 31, 2001 increased by $178,000 or 100.0% from $0 for the three months ended March 31, 2000 to $178,000 for the same period in 2001. Gain on sale of marketable securities for the three months ended March 31, 2001 relates to the sale of our investment in Fashionmall.com, Inc. There were no such gains during the three months ended March 31, 2000.

Interest expense for the three months ended March 31, 2001 increased by $1,354,000 or 488.8% from $277,000 for the three months ended March 31, 2000 to $1,631,000 for the same period in 2001. The increase in interest expense was due to the issuance of a note payable secured by our new corporate office building in Van Nuys, California, an increase in our line of credit resulting from the acquisition of Car Rental Direct and the significant increase in notes payable to related party.

Financing costs for the three months ended March 31, 2001 increased by $168,000 or 163.1% from $103,000 for the three months ended March 31, 2000 to $271,000 for the same period in 2001. The financing cost for the three months ended March 31, 2000 related to the issuance of stock in February 2000 to secure a $1,000,000 bridge loan. The financing cost for the three months ended March 31, 2001 related to the value of warrants issued in connection with a convertible debenture in March 2001.

Net loss for the three months ended March 31, 2001 increased by $2,539,000 or 49.5% from $5,133,000 for the three months ended March 31, 2000 to $7,672,000 for the same period in 2001. The increase in the net loss is principally due to significantly higher sales offset by significantly higher selling, general and administrative expenses incurred to promote our new products and programs and to expand our CENTERLINQ network of kiosks.

Liquidity and capital resources

         We financed our operations initially from cash generated from operations. More recently, we have financed our operations through the sale of common and preferred stock in private placement offerings, sale of common stock in our initial public offering, a long-term mortgage, a line of credit, and borrowings.

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

         From November 1999 to December 2000, we borrowed from Ultimate $44,617,705 through the issuance of debentures. Ultimate is a significant stockholder. We repaid $9,335,439 during the same period. In connection with the debenture issued in November 1999, we issued warrants to purchase 2,100,000 shares of common stock with an exercise price of $2.33. The warrant for 2,100,000 was exercised in August 2000. The exercise price for these warrants of $4,900,000 was paid via a reduction of the debenture.

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

         Also in May 2000, we issued 4,000 shares of our Series B Convertible Preferred Stock to two investors for gross proceeds of $4,000,000. The Series B Convertible Preferred Stock had a liquidation preference of $1,000 per share and carried a 5% cumulative dividend payable at the end of each calendar quarter. We also issued to the investors warrants to purchase an aggregate of 336,000 shares of our common stock at $5.91 per share, which represents 115% of the market value of our stock at the closing date. The Series B Convertible Preferred Stock was convertible into common stock at 110% of the market value of our common stock at the closing date ("Fixed Price") if converted within 45 days after the closing date, and the lesser of the Fixed Price or the market value of our common stock at the conversion date if converted 45 days or more after the closing date. In November 2000, the 4,000 shares of Series B Convertible Preferred Stock were converted into 968,400 shares of our common stock. In addition, the 336,000 warrants issued in connection with the private placement were exercised in November 2000, which resulted in proceeds to us of $1,824,880.

         In connection with our acquisition of Car Rental Direct.com, Inc. in April 2000, we assumed a convertible debenture in the amount of $244,000 and lines of credit to purchase vehicles. The convertible debentures were paid in cash during 2000. The outstanding balance on these lines of credit as of December 31, 2000 was $9,225,946.

         On March 14, 2001, we entered into a Securities Purchase Agreement under which we issued 7% convertible debentures in the amount of $3,000,000. The debentures are convertible into our common stock at a conversion price of $6.83. The debenture is to be repaid either in cash or by conversion to common stock as follows: $1,000,000 on each of April 15, May 15 and June 15, 2001, subject in the case of cash repayment to the effectiveness of a registration statement covering resale of the shares. In addition, we issued warrants to purchase 300,000 shares of our common stock, subject in the case of cash repayment to the effectiveness of a registration statement covering resale of the shares at $7.67 per share that expire on March 15, 2004.

         On January 5, 2001 and April 16, 2001, we entered into additional note payable agreements with Ultimate whereby Ultimate has agreed to loan us an additional $5,000,000 and $15,000,000, respectively, on terms similar to the previous note payable agreements with Ultimate.

         During the three months ended March 31, 2001, we spent $282,085 on capital expenditures and used $3,628,464 in operations.

         We expect to spend additional capital to expand our product lines and our telemarketing division, and to make strategic acquisitions. We anticipate spending $15 to 20 million over the next 18 months to develop and deploy interactive multimedia kiosks in regional shopping malls across the United States and in other entertainment centers.

         We believe that our current cash and cash equivalents on hand, together with existing credit facilities, principally the note agreements with Ultimate, the cash flow expected to be generated from operations and cash generated from future sales of our equity, will be adequate to satisfy our current and planned operations through the middle of 2002. We just recently issued another note to Ultimate in the amount of $15,000,000. Although we are currently in negotiations with an investment bank regarding a placement of our common stock, our ability to raise additional equity financing will depend upon a number of factors, including the market acceptance of our common stock and general market conditions. We are also negotiating a sale-leaseback of our office building, which will help to finance future operations and acquisitions. If we are not successful in raising additional capital, our ability to expand CENTERLINQ and make strategic acquisitions will be adversely affected.

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

Part II.   OTHER INFORMATION

Item 1.    Legal Proceedings

         The Company is involved from time to time in various claims and legal actions incident to its operations, either as plaintiff or defendant. The Company vigorously defends itself against all lawsuits filed by plaintiffs. The Company is not aware of any current litigation that it believes would have a material impact on the financial position or results of operations of the Company.

Item 2.    Changes in Securities and Use of Proceeds

None

Item 3.    Defaults Upon Senior Securities

None

Item 4.    Submission of Matters to a Vote of Security Holders

Not applicable

Item 5.    Other Information

Not applicable

Item 6.    Exhibits and Reports on Form 8-K

(a)  Exhibits

None

(b)  Reports on Form 8-K

None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           GENESISINTERMEDIA, INC.


                                           By: /s/ Douglas E. Jacobson
                                           ---------------------------
                                           Douglas E. Jacobson
                                           Chief Financial and Principal
                                           Accounting Officer


Date:  May 15, 2001