Form 10-K/A
period 2000-12-31
GENESISINTERMEDIA COM INC
filed 2001-05-25
CIK 1071522

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               -------------------

                                   FORM 10-K/A
                                 Amendment No. 2

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

                         Commission file number: 0-16448

                             GENESISINTERMEDIA, INC.
             (Exact Name of Registrant as Specified in Its Charter)

       Delaware                                          95-4710370
(State or Other Jurisdiction                          (I.R.S. Employer
of Incorporation or Organization)                    Identification No.)

5805 Sepulveda Blvd., 8th Floor Van Nuys, CA                91411
(Address of Principal Executive Offices)                 (Zip Code)

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

                                EXPLANATORY NOTE

     This Amendment No. 2 on Form 10-K/A is being filed with respect to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 filed with the Securities and Exchange Commission on April 16, 2001 (the "Form 10-K") and Amendment No. 1 on Form 10-K/A filed on April 30, 2001. Part III of the Form 10-K is hereby amended and restated to provide complete information regarding the Registrant's loans disclosed in its other periodic reports and to other additional information. Item 14 of Part IV is being amended to reflect the addition as Exhibits of various loan documents.

     The Form 10-K as amended hereby continues to speak as of the date of the Form 10-K and, except to the extent they expressly speak as of a later date, the disclosures have not been updated to speak to any later date. Any parts or items in the Form 10-K or Amendment No. 1 on Form 10-K/A that are not expressly changed hereby shall be as set forth in the Form 10-K or Amendment No. 1 on Form 10-K/A, as applicable. All information contained in this Amendment No. 2 and the Form 10-K is subject to updating and supplementing as provided in the Genesis periodic reports filed with the SEC subsequent to the filing of the Form 10-K.

     Additional  exhibits  are being  filed  with this  Amendment  No. 2 on Form
10-K/A.


                                    PART III

Item 10.    Directors and Executive Officers of the Registrant

     The following table sets forth the name, age (as of May 24, 2001) and position with Genesis of each officer and director of Genesis as of the date of this Report.

     The current directors, executive officers and key employees of Genesis are as follows:


Name                                     Age        Position of Genesis
------------------------------------    --------   -------------------------------------------------------
Ramy El-Batrawi......................        40         Chairman of the Board and Chief Executive Officer
Douglas E. Jacobson..................        54         Director, Chief Financial Officer and Secretary
Craig T. Dinkel......................        42         Chief Operating Officer
George W. Heyworth...................        51         Director
Michael Roy Fugler...................        52         Director
Stephen A. Weber.....................        53         Director

     Ramy El-Batrawi

     Mr. El-Batrawi is the principal stockholder and chief executive officer of GenesisIntermedia, Inc. He has been a director and chairman of the board of GenesisIntermedia, Inc. since its inception in October 1993. Mr. El-Batrawi's prior experience includes international business marketing where he facilitated and negotiated significant transactions between global industrial companies and world governments. Firms with which he has been involved include Lockheed Corporation, Carnival Cruise Lines Inc., Lonrho, Inc., McDonalds Corporation and Eastern Airlines. Additionally, he is the sole shareholder, President and Chairman of the Board of Directors of several other companies, including International Futures Brokerage Company, Mars & Venus Counseling Centers, Inc., Genesis Aviation, Inc., Genesis Aviation II, Inc., Genesis Diversified Investments, Inc., Sentient, Inc. and Trade Your Way To Riches, Inc.

     Douglas E. Jacobson

     Mr. Jacobson has been a director of GenesisIntermedia, Inc. since October 1998. Mr. Jacobson has been a certified public accountant for over 25 years and is a graduate of The College of William and Mary in Virginia. His experience includes working for local public accounting firms and Coopers & Lybrand where he audited privately held and SEC-registered public corporations. After Coopers & Lybrand, he was responsible for supervising the financial audit staff of a major retail drug chain, and he managed the internal audit functions for a highly diversified, closely held family conglomerate, for four years. In those positions, he was responsible for nationwide audits and preparing reports directly to the Chairman. From 1983 to 1997, as a sole practitioner certified public accountant, he performed accounting, audit and tax services for key family members and other clients, including GenesisIntermedia, Inc. As the chief financial officer of GenesisIntermedia, Inc., Mr. Jacobson's responsibilities include overseeing and preparing the financial analysis of the Company's financial growth and external reporting.

     George W. Heyworth

     Mr. Heyworth was elected to the GenesisIntermedia, Inc. board of directors in January 1999. He has had more than 25 years of success in building and leading emerging companies. As co-founder & CEO, Mr. Heyworth is in the process of re-starting Payless Drug Stores, Inc. In 1999, he co-founded lightdog.com, Inc., a promising, filtered Internet Service Provider teamed with General Mills to conduct a multi-million dollar launch focused on providing safe family internet access. He has served as chief executive officer of lightdog.com, Inc. since its formation. As a board member and consultant, he has helped venture capital groups and Internet-focused companies (GenesisIntermedia, Inc., Mature Mart, Inc., Banta Integrated Media) define, launch and execute e-commerce offerings. In 1998, Mr. Heyworth served as vice president of product management for Intersolv's PVCS Software Tools Division, a $120-million software tools business. In 1997, as the chief technology officer and vice president of engineering for CADIS, a start-up Internet company, Mr. Heyworth charted technology direction and launched e-commerce catalog products that were built on patented, advanced parametric searching technology. Prior to CADIS, Mr. Heyworth built Perot Systems Object Technology Center, managed strategic technology accounts, completed acquisitions, and oversaw Perot Systems International IT conversion to PeopleSoft. Mr. Heyworth received his Masters of Science degree from the University of Oregon and is a graduate of the United States Military Academy, where he received a Bachelor of Science degree in Civil Engineering.

     Michael Roy Fugler

     Mr. Fugler was elected a Director of GenesisIntermedia, Inc. in December 1999. After receiving his Juris Doctorate from Louisiana State University in 1972, Mr. Fugler embarked on a legal career that began with litigation, developing extensive experience with both civil and criminal law, and later focusing on international law, corporate law and finance. Mr. Fugler developed a multi-geographical practice, which allowed him to carry on his work from Baton Rouge to New York to Los Angeles to Miami to Atlanta to Houston. In the past 10 years Mr. Fugler shifted his practice and developed an expertise in international merchant and investment banking. In 1997, he became a partner and director of I-Bankers Securities, Inc. where he manages the New York, London and Paris operations. As Managing Director of Corporate Finance, Mr. Fugler manages underwritings for IPOs, pre-and post-IPO private and public offerings. Mr. Fugler currently holds Series 7, 24, and 63 securities licenses. Mr. Fugler has been a leader and active participant in many professional associations including The Association of Trial Lawyers of America, American Bar Association, National Association of Criminal Defense Lawyers, International Bar Association, Lawyer Pilots Bar Association, Aircraft Owners & Pilots Association and American Bonanza Society.

     Stephen A Weber

     Mr. Weber has a strong background in accounting, finance and marketing. Since 1996, Mr. Weber has been an active consultant in a number of companies, including GenesisIntermedia, Inc., in Southern California. From 1989 to 1996, he was the President of Positive Response Television, Inc., a direct marketing and media company that he co-founded in 1989, built and eventually took public. Under Mr. Weber's direction, within six years, Positive Response had 80 employees and had achieved annual sales of over $30 million. Prior to the founding of Positive Response, Mr. Weber was a practicing Certified Public Accountant, with over 13 years of experience in public accounting. From 1981 to 1989, Mr. Weber was a senior partner in a regional accounting firm. He supervised certified audits of many companies in diversified fields. Prior to 1981, Mr. Weber worked for local and national accounting firms, performing and supervising audit and client engagements. Mr. Weber graduated from the University of Southern California in 1970.

     None of our directors, executive officers or key employees is related to any other of our directors, executive officers or key employees.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Exchange Act requires Genesis' officers and directors and persons who beneficially own more than 10% of our common stock to file reports of ownership and changes in ownership with the SEC and Nasdaq. Reporting persons are required by SEC regulations to furnish Genesis with copies of all
Section 16(a) forms they file. Based solely on a review of the copies of those forms received or written representations from persons subject to the reporting requirements of Section 16(a), we believe that, with respect to the fiscal year ended December 31, 2000, all reporting persons complied with all applicable filing requirements of Section 16(a), except for: Michael R. Fugler who filed a Form 3 late upon being appointed a director and which failed to reflect his ownership of shares of common stock and warrants to acquire common stock and Craig T. Dinkel who filed one Form 4 late that involved one transaction.

Item 11.    Executive Compensation

     The following table sets forth the annual compensation paid to executive officers of Genesis for the fiscal years ended December 31, 2000, 1999 and 1998, the compensation of the chief executive officer and the only two other executive officers whose compensation exceeded $100,000 during 2000, 1999 or 1998. No other executive officer received salary and bonus compensation in excess of $100,000 in any of the three most recent completed fiscal years.

                                                                                                  Long-Term Compensation
                                                                                        --------------------------------------------
                                             Annual Compensation
                          ----------------------------------------------------------    --------------------------------------------

                                                                         Other          Restricted
Name and                                                                 Annual            Stock           Stock
Principal Position                    Salary          Bonus           Compensation        Awards        Options (#)        Other
                          Year          ($)            ($)                ($)             ($)              (*)              ($)
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

(1) Mr. El-Batrawi received distributions of undistributed S corporation earnings of $2,000,000 and $955,000 in 1999 and 1998, respectively.
(2) Represents depreciation expense on a company automobile used by Mr. El-Batrawi, plus $107.00 related to life insurance premiums.
(3) Represents lease payments made for Mr. Jacobson's automobile, plus $304.00 related to life insurance premiums.
(4)  Represents amounts related to life insurance premiums.

Aggregated  Option  Exercises  in Last  Fiscal Year and Fiscal  Year-End  Option
Values.

     The following table sets forth information regarding the number of securities underlying unexercised options at December 31, 2000. Amounts in this table have been adjusted to give effect to a 3-for-1 stock split effected as a stock dividend on March 21, 2001, as if the stock split was effective prior to the issuance of the securities.



                                                  Number of securities                     Value of unexercised
                                               underlying unexercised                     in-the-money options
                                               options at FY-end (#)                            FY-end ($)
                                  ----------------------------------------    ----------------------------------------
Name                                Exercisable               Unexercisable     Exercisable         Unexercisable
Ramy El-Batrawi                         --                        --               --                   --
Douglas E. Jacobson                   600,000                 225,000           $1,799,800            $359,300
Craig T. Dinkel                       432,000                 150,000           $1,316,856            $306,200

     The following table sets forth the option grants to the named executives during 2000. Genesis did not grant any stock appreciation rights in 2000. Amounts in this table have been adjusted to give effect to a 3-for-1 stock split effected as a stock dividend on March 21, 2001, as if the stock split was effective prior to the issuance of the securities.


                                                 Number of         Percent of
                                                 Securities          Total
                                                 Underlying         Options           Exercise
                                                  Options          Granted to         Or Base
                                                Granted (1)        Employees           Price          Expiration
Name                                                               In FY 2000        ($/Share)           Date
-------------------------------------------     -------------    ---------------    -------------    --------------
Douglas E. Jacobson....................            150,000            5.1  %             $5.00           (2)
Craig T. Dinkel........................             75,000            2.5  %             $5.00           (2)

(1) All granted options vest in three annual increments, 33.3% on each of the first through third anniversaries of the date of grant, August 23, 2000, and expire in seven years.
(2)  Seven years from the date of vesting.

Item 12.    Security Ownership of Certain Beneficial Owners and Management

     Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. The share numbers and percentages were calculated based on the number of outstanding securities on April 27, 2001, which was 21,852,860. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options held by that person that are currently exercisable or become exercisable within 60 days following April 27, 2001 are deemed outstanding. Those shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person. Subject to community property laws where applicable, unless otherwise indicated in the table, the persons and entities named in the table have sole voting and sole investment power with respect to the shares set forth opposite the stockholder's name. The address for all of the executive officers and directors is 5805 Sepulveda Boulevard, 8th, Van Nuys, California 91411.


                                                   Numbers of Shares         Options Included        Percentage
Name and Address                                  Beneficially Owned            In Total              of Class
-------------------------------------------     ------------------------    -------------------    ------------------
Ramy El-Batrawi.......................                        9,045,969                     --                 42.6%
Douglas E. Jacobson...................                          600,000                600,000                  2.7%
Craig T. Dinkel.......................                          432,000                432,000                  2.0%
George W. Heyworth....................                          150,000                150,000                     *
Michael R. Fugler.....................                           75,000                 75,000                     *
Stephen A. Weber......................                            2,500                     --                     *
Ultimate Holdings, Ltd................                        9,576,294                     --                 43.8%
All directors and executive officers as a
     group (six persons)..............                       10,305,469              1,257,000                 45.5%
* less than 1%

Item 13.   Certain Relationships and Related Transactions

         (a)   Transactions with Management and Others.

     During fiscal 2000, we entered into five separate agreements with Ultimate Holdings, Ltd. the beneficial owner of over 44% of our common stock, providing for credit facilities on the dates, in the aggregate amounts, and upon the other terms described below:

        Date of Agreement                    Credit Limit              Interest                Maturity Date
        ----------------                     -------------            ----------            ---------------
        April 28, 2000                        $  6,000,000                11.5%         April 28, 2005
        June 16, 2000                          $10,000,000                11.5%         June 16, 2005
        August 11, 2000                         $5,000,000                11.5%         August 11, 2005
        September 20, 2000                      $5,000,000                11.5%         September 20, 2005
        October 16, 2000                      $  5,000,000                11.5%         October 16, 2005
        January 5, 2001                         $5,000,000                11.5%         January 5, 2005
        April 16, 2001                         $15,000,000                   9%         April 16, 2005


     As partial consideration for the loans made in April and June of 2000, Genesis agreed to amend a warrant granted to Ultimate in 1999 to purchase 700,000 shares by deleting from the warrant provisions that made the warrant exercisable only after 61 days' notice to Genesis of Ultimate's intent to exercise. The effect of the amendment was to make the warrant immediately exercisable. The August 2000 loan agreement provided that the amended warrant would be issued upon closing of that loan.

     Each of the loans accrues interest at the rates provided above and is due and payable in full on the maturity date set forth above. The loans made in April and June 2000 are secured by security interests in substantially all of Genesis's assets. The remaining loans are unsecured obligations. The outstanding aggregate indebtedness to Ultimate under the above credit facilities at April 27, 2001 was approximately $38 million.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) 3.   Exhibits Required To Be Filed By Item 601 of Regulation S-K

         The following exhibits are filed as part of this Annual Report on Form 10-K or are incorporated herein by reference:


Exhibit
No.        Description
----      -----------
1.1       Form of Underwriting Agreement(1)
2.1       Agreement and Plan of Merger between Genesis Media Group, Inc., a Florida corporation
          ("Genesis Florida") and GenesisIntermedia.com, Inc. (formerly Genesis
          Media Group, Inc.), a Delaware corporation ("Genesis Delaware")(1)
2.2       Asset Purchase Agreement between the Registrant and Vision
          Digital Communications, Inc. dated as of October 26, 1998(1)
2.3       Letter Agreement between the Registrant and AniMagic Corporation dated October 27,
          1998(1)
2.4       Letter of Agreement between the Registrant and Crown American
          Enterprises, Inc. dated as of November 17, 1998(1)
3.1       Articles of Incorporation of Genesis Florida filed with the Florida Secretary of State on October 28,
          1993(1)
3.2       Articles of Amendment of Genesis Florida filed on October 27, 1998(1)
3.3       Certificate of Incorporation of Genesis Delaware filed with the Delaware Secretary of State on October 26, 1998(1)
3.4       Bylaws of Genesis Florida(1)
3.5       Bylaws of Genesis Delaware(1)
3.6       Certificate of Amendment of Certificate of Incorporation of Genesis Delaware filed with the Delaware
          Secretary of State on December 3, 1998(2)


Exhibit
No.        Description
----      -----------

3.7       Certificate of Merger of Genesis Florida into Genesis Delaware filed with the Delaware Secretary of State on
          December 9, 1998(2)
3.8       Certificate of Designation, Rights and Preferences of the Series A Convertible Preferred
          Stock of GenesisIntermedia.com, Inc.(3)
3.9       Certificate of Designations of the Powers, Preferences and Relative, Participating, Optional and Other Special
          Rights of Preferred Stock and Qualifications, Limitations and Restrictions Thereof of Series B Cumulative Convertible
          Preferred Stock for GenesisIntermedia.com, Inc.(8)
4.1       Specimen Stock Certificate(1)
10.1      Amended and Restated 1998 Stock Incentive Program(5)
10.2      Form of Indemnification Agreement with Directors and Executive Officers(1)
10.3      Form of Representative's Warrant(1)
10.4      Form of Lock-Up Agreement(1)
10.5      Employment Agreement between the Registrant and Ramy El-Batrawi(1)
10.6      Employment Agreement between the Registrant and Sam I. Hassabo(1)
10.7      Deed of Trust (dated July 24, 1997)(1)
10.8      Note U.S. Small Business Administration (dated July 24, 1997)(1)
10.9      Promissory Note (dated January 1, 1998)(1)
10.10     Promissory Note (dated April 23, 1998)(1)
10.11     Note U.S. Small Business Administration (dated August 20, 1998)(1)
10.12     Commercial Security Agreement (dated August 20, 1998)(1)
10.13     Lease Agreement (dated July 24, 1998)(1)
10.14     WCMA Note, Loan and Security Agreement between the Registrant and Merrill Lynch Business Financial Services, Inc.(1)
10.15     Addendum to that Lease dated July 24, 1998 between the Registrant and Southern California Sunbelt Developers, Inc.(2)
10.16     License Agreement between the Registrant (as assignee) and John Gray, Ph.D.  dated September 29, 1993(2)
10.17     Amendment to Agreement between the Registrant (as assignee) and John Gray, Ph.D.(2)
10.18     Employment Agreement between Registrant and Michael F. Costa(2)
10.19     Employment Agreement between Registrant and Christopher Miglino(2)
10.20     Assignment between Registrant (as Assignee) and Ramy El-Batrawi (as Assignor)(2)
10.21     Surrender and Cancellation Agreement among the Registrant, Ramy El-Batrawi and John M. Gray(2)
10.22     Term Sheet between the Registrant and Global Leisure Travel, Inc.(4)
10.23     Form of Securities Purchase Agreement dated January 1999(9)
10.24     Form of Warrant(9)
10.25     Form of Letter Agreement dated April 1999(9)
10.26     Form of Securities Purchase Agreement dated March 31, 1999(9)
10.27     Letter Amendment to Employment Agreement between Registrant and Michael F. Costa dated as of April 9, 1999(9)
10.28     Letter Amendment to Employment Agreement between Registrant and Christopher Miglino dated as of April 9, 1999(9)
10.29     Lease Agreement between Winter Quarters Resort Properties Ltd. and the Registrant dated April 29, 1999(3)
10.30     Registration Rights Agreement between Registrant and Purchasers of Series A Convertible
          Preferred Stock and Warrants(3)
10.31     Stock Purchase Agreement between Registrant and Global Leisure Travel, Inc. dated June 1999(4)
10.32     Stock Purchase Agreement between Registrant and Global Leisure Travel, Inc. dated December 1999(6)


Exhibit
No.        Description
----      -----------

10.33     Securities Purchase Agreement between Registrant and Ultimate Holdings, Ltd., a Bermuda Ltd. dated November 1999(6)
10.34     Securities Purchase Agreement and Warrants dated November 25, 1999 with Ultimate Holdings, Ltd. a Bermuda Ltd.(6)
10.35     Securities Purchase Agreement by and between the Registrant and Denmore Investments, Ltd. dated
          February 7, 2000.(6)
10.36     Warrant issued to Denmore Investments, Ltd.(6)
10.37     Agreement and Plan of Reorganization between the Registrant, United Pacific Alliance and DoWebsites.com, Inc.
          dated March 29, 2000(9)
10.38     Stock Purchase Agreement between Car Rental Direct.com, Inc. d/b/a Car Rental Direct, Brian Wood, Keenan Cheung and
          the Registrant dated April 1, 2000(9)
10.39     Shareholder Joinder and Indemnity Agreement among the shareholders of Car Rental Direct.com, Inc., Brian Wood, Keenan
          Cheung and the Registrant dated April 1, 2000(9)
10.40     Note Purchase Agreement by and between Ultimate Holdings, Ltd. and the Registrant dated April 28, 2000*
10.41     Promissory Note by and between Ultimate Holdings, Ltd. and the Registrant dated April 28, 2000*
10.42     Security Agreement between Ultimate Holdings, Ltd. and the Registrant dated April 28, 2000*
10.43     Securities Purchase Agreement by and between the Registrant, Elliott Associates, L.P., Westgate International, L.P.
          dated April 28, 2000(8)
10.44     Warrant issued to Elliott Associates(8)
10.45     Warrant issued to Westgate International, L.P. (8)
10.46     Warrant issued to Shoreline Pacific Institutional Financial, the Institutional Division of Financial West(8)
10.47     Registration Rights Agreement by and between the Registrant and Elliott Associates, L.P., Westgate International, L.P.
          dated April 28, 2000(8)
10.48     Agreement and Plan of Merger by and between Dyna-Acquisitions, Inc., Dynatype Design and Graphics Centers, Inc.,
          Kathryn A. Smith and the Registrant dated May 8, 2000(7)
10.49     Warrant issued to Ultimate Holdings, Inc.(9)
10.50     Warrant issued to Kenneth D'Angelo(9)
10.51     Form of Debenture Purchase Agreement(9)
10.52     Form of Warrant(9)
10.53     Form of Debenture(9)
10.54     Second Amended and Restated 1998 Stock Incentive Program(10)
10.55     Securities Purchase Agreement by and between the Registrant and Infinity Outdoors, Inc. dated June 2000(11)
10.56     Note Purchase Agreement by and between Ultimate Holdings, Ltd. and the Registrant dated June 16, 2000*
10.57     Promissory Note by and between Ultimate Holdings, Ltd. and the Registrant dated June 16, 2000*
10.58     Security Agreement by and between Ultimate Holdings, Ltd. and the Registrant dated June 16, 2000*
10.59     Note Purchase Agreement by and between Ultimate Holdings, Ltd. and the Registrant dated August 11, 2000*
10.60     Promissory Note by and between Ultimate Holdings, Ltd. and the Registrant dated August 11, 2000*
10.61     Note Purchase Agreement by and between Ultimate Holdings, Ltd. and the Registrant dated September 20, 2000*
10.62     Promissory Note by and between Ultimate Holdings, Ltd. and the Registrant dated September 20, 2000*


Exhibit
No.        Description
----      -----------
10.63     Release Settlement Agreement by and between Denmore Investments, Ltd. and the Registrant dated September 2000(11)
10.64     Note Purchase Agreement by and between Ultimate Holdings, Ltd. and the Registrant dated October 16, 2000(11)
10.65     Promissory Note by and between Ultimate Holdings, Ltd. and the Registant dated October 16, 2000(11)
10.66     Warrant Agreement by and between the Registrant and The Macerich Partnership, L.P. dated November 2, 2000(11)
10.67     Space Lease Agreement by and between GenesisIntermedia.com, Inc., The Macerich Management Company and Macerich
          Property Management dated November 2, 2000(11)
10.68     Warrant issued to Macerich Partnership(11)
10.69     Note Purchase Agreement by and between Ultimate Holdings, Ltd. and the Registrant dated January 5, 2001*
10.70     Promissory Note by and between Ultimate Holdings, Ltd. and the Registrant dated January 5, 2001*
10.71     Securities Purchase Agreement by and between the Registrant and Elliott Associates, L.P., and Elliott
          International, L.P. dated March 15, 2001(11)
10.72     7% Convertible Debenture due December 31, 2001 - Debenture No. 1 dated March 15, 2001(11)
10.73     7% Convertible Debenture due December 31, 2001 - Debenture No. 2 dated March 15, 2001(11)
10.74     Warrant issued to Elliott Associates, L.P. (11)
10.75     Warrant issued to Elliott International, L.P. (11)
10.76     Registration Rights Agreement by and between the Registrant, Elliott Associates, L.P. and Elliott International, L.P.
          dated March 15, 2001(11)
10.77     Note Purchase Agreement by and between Ultimate Holdings, Ltd. and the Registrant dated April 13, 2001*
10.78     Promissory Note by and between Ultimate Holdings, Ltd. and the Registrant dated April 13, 2001*
21.1      Subsidiaries of the Registrant(11)
23.1      Consent of Singer Lewak Greenbaum & Goldstein LLP(11)
----------

(1) Incorporated by reference to the Exhibits to the Registration Statement filed by the Registrant on Form SB-2 (Commission File No. 333-66281) dated October 28, 1998.
(2) Incorporated by reference to the Exhibits to the Registration Statement filed by the Registrant on Form SB-2 Amendment No. 1 (Commission File No. 333-66281) dated December 4, 1998.
(3) Incorporated by reference to the Exhibits to the Registration Statement filed by the Registrant on Form SB-2 Amendment No. 5 (Commission File No. 333-66281) dated April 15, 1999.
(4) Incorporated by reference to the Exhibits to the Registration Statement filed by the Registrant on Form SB-2 Amendment No. 6 (Commission File No. 333-66281) dated May 17, 1999.
(5) Incorporated by reference to the Exhibits to the Registration Statement filed by the Registrant on Form S-8 (Commission File No. 001-95417) dated January 26, 2000.
(6) Incorporated by reference to the Exhibits to the Annual Report filed by the Registrant on Form 10-KSB (Commission File No.: 001-15029) dated April 14, 2000.
(7) Incorporated by reference to the Exhibits to the Current Report filed by the Registrant on Form 8-K (Commission File No. 001-15029) dated May 15, 2000.
(8) Incorporated by reference to the Exhibits to the Quarterly Report filed by the Registrant on Form 10-QSB (Commission File No.: 001-15029) dated May 15, 2000.
(9) Incorporated by reference to the Exhibits to the Registration Statement filed by the Registrant on Form S-3 (Commission File No. 333-41120) dated July 10, 2000.
(10) Incorporated by reference to the Exhibits to the Registration Statement filed by the Registrant on Form S-8 POS (Commission File No. 333-95417) dated January 29, 2001.

(11) Incorporated by reference to the Exhibits to the Annual Report on Form 10-K (Commission File No.: 001-15029) dated April 16, 2001.

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

Dated:  May 24, 2001                        GENESISINTERMEDIA, INC


                                           By: /s/ Ramy El-Batrawi
                                               _____________________________
                                               Ramy El-Batrawi
                                               Chairman and Chief Executive
                                               Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


         Signature                                          Title                            Date


/s/ Ramy El-Batrawi
 ____________________________          Chief Executive Officer, Chairman                     May 24, 2001
Ramy El-Batrawi


/s/ Douglas E. Jacobson
_____________________________       Chief Financial Officer, Director (Principal             May 24, 2001
Douglas E. Jacobson                    Financial and Accounting Officer) and
                                                 Secretary

/s/ Stephen A. Weber
______________________________                     Director                                  May 24, 2001
Stephen A. Weber


______________________________                     Director                                  May ___, 2001
George W. Heyworth


______________________________                     Director                                  May ___, 2001
Michael Roy Fugler