Form 10-Q
period 2001-06-30
GENESISINTERMEDIA INC
filed 2001-08-14
CIK 1071522

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

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

State the number of shares outstanding of each of the issuer's classes of common equity. As of August 13, 2001 - 23,279,621 shares of Common Stock

                             GENESISINTERMEDIA, INC.
                                      INDEX

                                                                          Page
                                                                         Number
                                                                         ------
PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

           Condensed Consolidated Balance Sheet as of June 30, 2001
           and December 31, 2000                                           2-3

           Condensed Consolidated Statements of Operations for
           the three months ended June 30, 2001 and 2000                    4

           Condensed Consolidated Statements of Operations for
           the six months ended June 30, 2001 and 2000                      5

           Condensed Consolidated Statements of Cash Flows for
           the six months ended June 30, 2001 and 2000                      6

           Notes to Condensed Consolidated Financial Statements           7-11

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                           12-19

Part II.   OTHER INFORMATION

Item 1.    Legal Proceedings                                               19

Item 2.    Change in Securities and Use of Proceeds                        19

Item 3.    Defaults Upon Senior Securities                                 19

Item 4.    Submission of Matters to a Vote of Security Holders             19

Item 5.    Other Information                                               19

Item 6.    Exhibits and Reports on Form 8-K                                20

SIGNATURES                                                                 20

Part III.  EXHIBITS

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

GENESISINTERMEDIA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2001 AND DECEMBER, 2000

                                           JUNE 30        DECEMBER 31,
                                            2001              2000
                                         (unaudited)       (audited)
                                         -----------      -----------
ASSETS

CURRENT ASSETS
  Cash and cash equivalents              $ 1,775,211      $   858,848
  Marketable securities at market                  -        1,926,746
  Accounts receivable, net                 5,254,209        3,846,453
  Inventories                                968,693        1,383,620
  Revenue earning equipment                7,622,145        8,435,359
  Prepaid advertising                        628,132        2,461,928
  Advances receivable                      1,103,665        1,201,348
  Deposits and other prepaid assets        4,577,852        2,809,428
                                         -----------      -----------
TOTAL CURRENT ASSETS                      21,929,907       22,923,730

PROPERTY AND EQUIPMENT, NET               27,105,204       28,133,574
CUSTOMER LISTS                                     -          955,287
GOODWILL, NET                              4,095,456        4,479,560
OTHER ASSETS                               1,006,724          684,430
                                         -----------      -----------
TOTAL ASSETS                             $54,137,291      $57,176,581
                                         ===========      ===========

GENESISINTERMEDIA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
AS OF JUNE 30, 2001 AND DECEMBER, 2000

                                                                     JUNE 30,          DECEMBER 31,
                                                                       2001                2001
                                                                    (unaudited)         (audited)
                                                                   ------------       ------------
LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
  Current portion of notes payable                                 $    121,119         $        -
  Current portion of capital lease obligations                          576,062            745,973
  Line of credit                                                      8,349,587          9,225,946
  Accounts payable                                                    6,631,053          8,329,734
  Accrued payroll taxes                                                 729,163            859,833
  Accrued interest - related party                                    2,059,695          2,053,490
  Other accrued liabilities                                           1,837,920          1,913,863
  Due to stockholder                                                     68,567          2,693,993
  Income taxes payable                                                   65,000             65,000
                                                                   ------------       ------------
TOTAL CURRENT LIABILITIES                                            20,438,166         25,887,832

NOTES PAYABLE, NET OF CURRENT PORTION                                 7,856,250          7,856,250
NOTE PAYABLE TO RELATED PARTY                                        34,661,445         30,382,266
CAPITAL LEASE OBLIGATIONS, NET OF CURRENT PORTION                       480,383            518,172
                                                                   ------------       ------------
TOTAL LIABILITIES                                                    63,436,244         64,644,520

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
Convertible preferred stock, $0.001 par value, 5,000,000
   authorized 71,429 and 71,429 shares issued and outstanding
   ($7.00 per share liquidation preference
   Dividends of $102,083 in arrears)                                         71                 71
Common stock, $0.001 par value
   75,000,000 shares authorized
   22,311,881 and 20,971,560 shares issued and outstanding               22,312             20,972
Additional paid-in capital                                           50,581,373         35,752,544
Accumulated deficit                                                 (57,500,226)       (41,827,177)
Treasury stock                                                       (2,402,483)        (2,402,483)
Accumulated comprehensive income                                              -            988,134
                                                                   ------------       ------------
TOTAL STOCKHOLDERS' DEFICIT                                          (9,298,953)        (7,467,939)
                                                                   ------------       ------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                        $ 54,137,291       $ 57,176,581
                                                                   ============       ============

                           See the accompanying notes

GENESISINTERMEDIA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                         3 MONTHS           3 MONTHS
                                                           ENDED              ENDED
                                                         JUNE 30,           JUNE 30,
                                                           2001               2000
                                                       ------------       ------------
                                                        (unaudited)        (unaudited)
REVENUE                                                $ 12,395,635       $  7,315,341

COST OF REVENUE                                           3,745,097          2,788,549
                                                       ------------       ------------
GROSS PROFIT                                              8,650,538          4,526,792

OPERATING EXPENSES
     Selling, general and administrative expenses        11,901,307          9,844,423
     Depreciation and amortization                        1,577,687          1,022,268
     Loss from operations of DynaMedia                            -             41,158
                                                       ------------       ------------
TOTAL OPERATING EXPENSES                                 13,478,994         10,907,849
                                                       ------------       ------------
LOSS FROM OPERATIONS                                     (4,828,456)        (6,381,057)
OTHER INCOME (EXPENSES)
     Gain on sale of assets                                  24,147                  -
     Interest expense                                    (1,473,166)          (959,128)
     Financing costs                                     (1,452,709)                 -
                                                       ------------       ------------
TOTAL OTHER INCOME (EXPENSES)                            (2,901,728)          (959,128)
                                                       ------------       ------------
LOSS BEFORE PROVISION FOR INCOME TAXES                   (7,730,184)        (7,340,185)
PROVISION (BENEFIT) FOR INCOME TAXES                              -                  -
                                                       ------------       ------------
NET LOSS                                               $ (7,730,184)      $ (7,340,185)
                                                       ============       ============
BASIC LOSS PER COMMON SHARE                            $      (0.36)      $      (0.43)
                                                       ============       ============
DILUTED LOSS PER COMMON SHARE                          $      (0.36)      $      (0.43)
                                                       ============       ============
WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING               21,690,805         17,077,278
                                                       ============       ============

                           See the accompanying notes

GENESISINTERMEDIA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                         6 MONTHS           6 MONTHS
                                                           ENDED              ENDED
                                                         JUNE 30,           JUNE 30,
                                                           2001               2000
                                                       ------------       ------------
                                                        (unaudited)        (unaudited)
REVENUE                                                $ 24,931,089       $ 14,788,010

COST OF REVENUE                                           6,349,650          4,683,830
                                                       ------------       ------------
GROSS PROFIT                                             18,581,439         10,104,180

OPERATING EXPENSES
     Selling, general and administrative expenses        26,630,772         19,465,474
     Depreciation and amortization                        2,997,849          1,842,334
     Income from operations of DynaMedia                          -            (69,361)
                                                       ------------       ------------
TOTAL OPERATING EXPENSES                                 29,628,621         21,238,447
                                                       ------------       ------------
LOSS FROM OPERATIONS                                    (11,047,182)       (11,134,267)
OTHER INCOME (EXPENSES)
     Gain on sale of assets                                 202,092                  -
     Interest expense                                    (3,104,708)        (1,235,938)
     Financing costs                                     (1,723,251)          (103,125)
                                                       ------------       ------------
TOTAL OTHER INCOME (EXPENSES)                            (4,625,867)        (1,339,063)
                                                       ------------       ------------
LOSS BEFORE PROVISION FOR INCOME TAXES                  (15,673,049)       (12,473,330)
PROVISION (BENEFIT) FOR INCOME TAXES                              -                  -
                                                       ------------       ------------
NET LOSS                                               $(15,673,049)      $(12,473,330)
                                                       ============       ============
BASIC LOSS PER COMMON SHARE                            $      (0.73)      $      (0.75)
                                                       ============       ============
DILUTED LOSS PER COMMON SHARE                          $      (0.73)      $      (0.75)
                                                       ============       ============
WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING               21,400,637         16,649,889
                                                       ============       ============

                           See the accompanying notes

GENESISINTERMEDIA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                            6 MONTHS           6 MONTHS
                                                              ENDED              ENDED
                                                             JUNE 30,           JUNE 30,
                                                              2001                2000
                                                           ------------       ------------
                                                            (unaudited)        (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss                                                  $(15,673,049)      $(12,473,330)
 Adjustments to reconcile net income to net cash
   used in operating activities
 Depreciation and amortization                                4,049,960          2,236,524
 Gain on sale of assets                                        (177,945)                 -
 Stock/warrants issued for financing costs                    1,623,251            103,125
 (Increase) decrease in operating assets                     (1,135,268)        (3,394,605)
 Increase (decrease) in operating liabilities                (1,899,089)        (1,610,013)
                                                           ------------       ------------
 Net cash used in operating activities                      (13,212,140)       (15,138,299)
                                                           ------------       ------------
CASH FLOWS FROM INVESTING ACTIVITIES
 Purchase of property and equipment                            (365,047)        (2,655,974)
 Proceeds from sale of marketable securities                  1,116,557                  -
 Cash acquired with purchase of Dynamedia and CRD                     -            266,131
 Other                                                         (322,294)          (440,525)
                                                           ------------       ------------
 Net cash provided by (used in) investing activities            429,216         (2,830,368)
                                                           ------------       ------------
CASH FLOWS FROM FINANCING ACTIVITIES
 Net proceeds from related parties                           (2,625,426)                 -
 Net proceeds from line of credit                              (876,359)        (1,731,245)
 Proceeds from notes payable - related party                  9,322,978         18,334,596
 Proceeds from sale of stock, net                                     -          3,798,035
 Proceeds from convertible debentures                         3,000,000                  -
 Proceeds from exercise of options and warrants               3,220,998            770,969
 Repurchase of common stock                                           -         (2,296,813)
 Payments on notes payable - related party                   (5,043,799)                 -
 Payment on notes payable and capital leases                   (285,025)        (1,088,697)
 Disgorgement of short-swing profits generated by
 stockholder                                                  6,985,920                  -
                                                           ------------       ------------
Net cash provided by financing activities                    13,699,287         17,786,845
                                                           ------------       ------------
Net increase (decrease)  in cash and cash equivalents
during period                                                   916,363           (181,822)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                  858,848            589,745
                                                           ------------       ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                   $  1,775,211       $    407,923
                                                           ============       ============

                           See the accompanying notes

                             GENESISINTERMEDIA, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements have been prepared by GenesisIntermedia, Inc. (the "Company" or "Genesis"), pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The results of the six months ended June 30, 2001 are not necessarily indicative of the results to be expected for the full year ending December 31, 2001. These financial statements should be read in conjunction with the Company's consolidated audited financial statements and related footnotes for the year ended December 31, 2000 included in the Company's annual report on Form 10-K.

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

                             GENESISINTERMEDIA, INC.
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

NOTE 2 - EARNINGS PER SHARE, CONTINUED

                                                               For the six months Ended
                                                                        June 30,
                                                            -----------------------------------
                                                                   2001                2000
                                                            ---------------     ---------------
                                                                (unaudited)       (unaudited)
         Options outstanding under
              the Company's stock option plan                     3,823,030           1,326,351
         Options issued as part of the acquisition
              of Vision Digital                                     150,000             150,000
         Warrants issued in conjunction with
              common stock                                          750,000             750,000
         Warrants issued in conjunction with
              Series A convertible preferred stock                  364,284             428,571
         Warrants issued in conjunction with
              notes payable to related party                              -           2,250,000
         Warrants issued in conjunction with
              notes payable                                          64,287              64,287
         Warrants issued in conjunction with
              Note payable to affiliate                             483,750             491,250
         Warrants issued in conjunction with
              convertible debentures                                      -              67,500
         Warrants issued as liquidating damages                     150,000                   -
         Warrants issued as consideration for
              leasing space                                         600,000                   -
         Series A Convertible Preferred Stock                       214,287             428,571

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment at June 30, 2001 consisted of the following:

         Land                                                    $ 1,450,000
         Building and improvements                                13,089,375
         Vehicles                                                    113,269
         Furniture and equipment                                  17,223,095
                                                                 -----------
                                                                  31,875,739
         Less accumulated depreciation                            (4,770,535)
                                                                 -----------
                  Total                                          $27,105,204
                                                                 ===========
                                       8

                             GENESISINTERMEDIA, INC.
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

NOTE 4 - CONVERTIBLE DEBENTURE

On March 14, 2001, the Company entered into a Securities Purchase Agreement whereby the Company issued a 7% convertible debenture in the amount of $3,000,000. The debentures are convertible into the Company's common stock at a conversion price of $6.83. The debenture is to be repaid either in cash or by conversion to common stock as follows: $1,000,000 on each of April 15, May 15 and June 15, 2001, subject in the case of cash repayment to the effectiveness of a registration statement covering resale of the shares. In addition, the Company issued 300,000 warrants to purchase the Company's common stock at $7.67 per share that expire on March 15, 2004. The Company has recognized an expense of $1,623,251 related to these warrants during the six months ended June 30, 2001.

On June 4, 2001, the debenture holder converted the $3,000,000 debenture into 445,534 shares of the Company's common stock and exercised 300,000 warrants which resulted in gross proceeds to the Company of $2,300,000.

NOTE 5 - NOTE PAYABLE - RELATED PARTY

On January 5, 2001, the Company entered into a note payable agreement with Ultimate Holdings, Ltd ("Ultimate"), a significant stockholder of the Company, whereby Ultimate has agreed to loan the Company an additional $5,000,000 on terms similar to the previous note payable agreements with Ultimate.

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

During the six months ended June 30, 2001, the Company received $411,173 and $2,809,825 from the exercise of 152,210 employee stock options and 458,472 warrants, respectively. The Company also received $6,985,920 from Ultimate who disgorged to the Company "short-swing" profits in such amount. Of such "short-swing" profits, the Company paid accrued interest of $1,106,121, repaid principal of $5,043,799 and retained $836,000.

                             GENESISINTERMEDIA, INC.
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

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

Summarized financial information concerning the Company's reportable segments is shown in the following table as of and for the six months ended June 30, 2001:

                                                                              Net            Total
                                                          Revenue            Loss            Assets
                                                     ----------------  ---------------  -----------------
Media                                                $     20,248,627  $    (7,588,063) $      12,976,483
Intermedia                                                    350,154       (4,812,723)        14,650,261
Properties                                                    371,295         (700,353)        12,150,068
Car Rental                                                  3,961,013       (2,571,910)        14,360,479
                                                     ----------------  ---------------- -----------------
       Total                                         $     24,931,089  $   (15,673,049) $      54,137,291
                                                     ================  ================ =================

NOTE 7 - SUBSEQUENT EVENTS

On June 29, 2001, the Company announced that it received a conditional loan commitment from Riverdale LLC ("Riverdale"), a company owned by Carl C. Icahn, the New York-based financier, for a $100 million credit facility. In connection with the loan commitment, on July 2, 2001 the Company issued to Riverdale warrants to purchase an aggregate of 4 million shares of the Company's common stock at exercise prices ranging from $2 to $9 per share and granted to Riverdale registration rights with respect to the common stock issuable upon exercise of the warrants. The warrants are exercisable any time after July 2, 2001 and before July 1, 2005. Concurrently with the issuance of the warrants by the Company, the Company's CEO granted Riverdale an option to purchase 1.0 million and 500,000 shares of common stock held by him, at purchase prices of $2.00 and $4.00 per share, respectively. In a related transaction, the Company's CEO and Ultimate granted options to the Company to acquire 3.0 million shares of common stock at exercise prices of $2.00 and $9.00 per share. Such options are exercisable if Riverdale exercises the corresponding series of warrants issued by the Company. If Riverdale exercises all of the warrants issued by the Company and the Company exercises all of the options issued to it, the Company will issue a net of 1.0 million shares at $2.00 per share. In the transaction, Riverdale agreed to lock-up their shares acquirable upon exercise of the warrants and options for a period of one-year and the Company's CEO and Ultimate agreed to lock-up the shares presently held by them for the same one-year period, subject to certain permissible resales to institutions and to certain non-institutional purchasers who agree to lock-up their shares.

                             GENESISINTERMEDIA, INC.
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

NOTE 7 - SUBSEQUENT EVENTS, CONTINUED

In June 2000, the Company issued a warrant to purchase 20 shares of the common stock of the Company's CENTERLINQ, Inc. subsidiary at an exercise price of $250,000 per share. The subsidiary warrant vested immediately and was issued pursuant to a securities purchase agreement as an incentive for Infinity Outdoor to maximize its joint marketing efforts with the Company. At any time during the term of the subsidiary warrant, if the Company has not completed a public offering under an effective registration statement for the sale of shares of common stock of CENTERLINQ, Inc. for at least $20,000,000, Infinity Outdoor has the option to tender the subsidiary warrant in exchange for a warrant to purchase 967,740 shares of the Company's common stock at an exercise price of $5.17 per share. In July 2001, Infinity Outdoor tendered its subsidiary warrant for a warrant to purchase 967,740 shares of the Company's common stock at $5.17 per share and exercised this warrant resulting in gross proceeds to the Company of $5,000,000.

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

In May 2000, we acquired Dynatype Design and Graphics Centers, Inc. ("DynaMedia"). DynaMedia is a 20-year-old full-service integrated marketing, communications and design firm. DynaMedia provides its clients with a comprehensive scope of services including branding, signage, point of sale, point of purchase and packaging expertise. Additionally, the firm is a leading participant in web design, new media and presentation graphics. Its clients include leading brand name organizations such as IBM, Bank of America, Warner Brothers, Gateway, Toshiba and Norwest. We issued 90,000 shares of our common stock for all of the issued and outstanding shares of common stock of DynaMedia. However, effective December 31, 2000, we sold back to the original stockholder of DynaMedia all the issued and outstanding shares of common stock of DynaMedia in exchange for the 90,000 shares originally issued in this transaction.

We plan to aggressively grow our business both internally and through strategic acquisitions. We are aggressively looking to acquire businesses that will fit into our business model.

RESULTS OF OPERATIONS

Three months Ended June 30, 2001 vs. June 30, 2000

                                               THREE           THREE
                                              MONTHS           MONTHS          % OF            % OF
                                               ENDED           ENDED         REVENUE         REVENUE
                                             6/30/2001       6/30/2000         2001            2000
                                                  (in thousands)
REVENUE                                      $12,396          $ 7,315          100.0%          100.0%

COST OF REVENUE                                3,746            2,789           30.2%           38.1%
                                             -------          -------          ------          ------
GROSS PROFIT                                   8,650            4,526           69.8%           61.9%
                                             -------          -------          ------          ------
OPERATING EXPENSES
  Selling, general and
    administrative expenses                   11,900            9,844           96.0%          134.6%
  Depreciation and amortization                1,578            1,022           12.7%           14.0%
  Loss from operation of Dynamedia                 -               41            0.0%            0.6%
                                             -------          -------          ------          ------
      Total operating expenses                13,478           10,907          108.7%          149.1%
                                             -------          -------          ------          ------
LOSS FROM OPERATIONS                          (4,828)          (6,381)         -38.9%          -87.2%

OTHER INCOME (EXPENSES)
  Gain on sale of marketable securities           24                -            0.2%            0.0%
  Interest expense                            (1,474)            (959)         -11.9%          -13.1%
  Financing costs                             (1,452)               -          -11.7%            0.0%
                                             -------          -------          ------          ------
      Total other income (expenses)           (2,902)            (959)         -23.4%          -13.1%
                                             -------          -------          ------          ------
LOSS BEFORE TAXES                             (7,730)          (7,340)         -62.4%         -100.3%

INCOME TAXES                                       -                -            0.0%            0.0%
                                             -------          -------          ------          ------
NET LOSS                                     $(7,730)         $(7,340)         -62.4%         -100.3%
                                             =======          =======          ======          ======

Revenue for the three months ended June 30, 2001 increased by $5,081,000 or 69.5% from $7,315,000 for the three months ended June 30, 2000 to $12,396,000 for the same period in 2001. The increase in revenue was due to the following:

o Car rental revenue for the three months ended June 30, 2001 increased by $1,376,000 or 129.9% from $1,060,000 for the three months ended June 30, 2000 to $2,436,000 for the same period in 2000. The increase is a result of opening new rental locations and higher utilization of our rental fleet.

o Commissions and royalties for the three months ended June 30, 2001 increased by $3,916,000 or 407.1% from $962,000 for the three months ended June 30, 2000 to $4,878,000 for the same period in 2001. These commissions are amounts received from the sale of other companies' products primarily through our call center in St. George, Utah. We normally receive commissions of 20% to 50%. The increase is due to the expansion of our staff in our St. George, Utah location and obtaining new contracts to sell other companies' products.

Cost of revenue for the three months ended June 30, 2001 increased by $957,000 or 34.3% from $2,789,000 for the three months ended June 30, 2000 to $3,746,000 for the same period in 2001. The increase in cost of revenue was due to the following:

o Direct product costs for the three months ended June 30, 2001 increased by $423,000 or 40.3% from $1,049,000 for the three months ended June 30, 2000 to $1,472,000 for the same period in 2001. The increase was due to more products being sold. Direct product costs as a percentage of product sales increased from 22.3% for the three months ended June 30, 2000 to 31.4% for the same period in 2001. The increase is due to higher product costs associated with our new products and programs when compared to the products sold by us during 2000.

o Cost of renting vehicles for the three months ended June 30, 2001 increased by $1,031,000 or 111.8% from $922,000 for the three months ended June 30, 2000 to $1,953,000 for the same period in 2001. The cost of renting a vehicle compared to the revenue generated from such rental decreased from 87.0% for the three months ended June 30, 2000 to 80.1% for the same period in 2001. The decrease is a result of higher utilization of our rental fleet in 2001.

Selling, general and administrative expenses for the three months ended June 30, 2001 increased by $2,056,000 or 20.9% from $9,844,000 for the three months ended June 30, 2000 to $11,900,000 for the same period in 2001. The increase was due principally to an increase in payroll and related benefits in our St. George, Utah call center and hiring additional personnel to staff our rental car locations. We expensed $2,926,000 in media airtime during the three months ended June 30, 2001 compared to $2,378,000 for the same period in 2000.

Depreciation and amortization expense for the three months ended June 30, 2001 increased by $556,000 or 54.4% from $1,022,000 for the three months ended June 30, 2000 to $1,578,000 for the same period in 2001. The increase in depreciation and amortization expense is due to the increase of our depreciable assets, especially our CENTERLINQ kiosks, and the goodwill associated with the Car Rental Direct acquisition. Depreciation expense of $451,000 related to the vehicle fleet is included in cost of revenue.

Effective January 1, 2000 we acquired DynaMedia and effective December 31, 2000, we sold DynaMedia back to its original owner. For the three months ended June 30, 2000, DynaMedia reported a net loss of $41,000 on revenues of $310,000.

Gain on sale of assets for the three months ended June 30, 2001 increased by $24,000 from $0 for the three months ended June 30, 2000 to $24,000 for the same period in 2001. Gain on sale of assets for the three months ended June 30, 2001 relates to the sale of certain assets of CENTERLINQ. There were no such gains during the three months ended June 30, 2000.

Interest expense for the three months ended June 30, 2001 increased by $515,000 or 53.7% from $959,000 for the three months ended June 30, 2000 to $1,474,000 for the same period in 2001. The increase in interest expense was due to an increase in our line of credit resulting from the acquisition of Car Rental Direct and the significant increase in notes payable to a related party.

Financing costs for the three months ended June 30, 2001 increased by $1,452,000 from $0 for the three months ended June 30, 2000 to $1,452,000 for the same period in 2001. The financing cost for the three months ended June 30, 2001 related to the amortization of the value of warrants issued in connection with a convertible debenture in March 2001 and certain other fees in connection with raising capital. There were no such financing costs for the three months ended June 30, 2000.

Net loss for the three months ended June 30, 2001 increased by $390,000 or 5.3% from $7,340,000 for the three months ended June 30, 2000 to $7,730,000 for the same period in 2001. The increase in the net loss is principally due to significantly higher sales offset by significantly higher selling, general and administrative expenses incurred to promote our new products and programs and to expand our CENTERLINQ network of kiosks, and higher financing costs associated with raising additional capital.

Six months Ended June 30, 2001 vs. June 30, 2000

                                                SIX             SIX
                                              MONTHS           MONTHS          % OF            % OF
                                               ENDED           ENDED         REVENUE         REVENUE
                                             6/30/2001       6/30/2000         2001            2000
                                                  (in thousands)
REVENUE                                      $ 24,931        $ 14,788         100.0%          100.0%

COST OF REVENUE                                 6,350           4,684          25.5%           31.7%
                                             --------        --------         ------          ------
GROSS PROFIT                                   18,581          10,104          74.5%           68.3%
                                             --------        --------         ------          ------
OPERATING EXPENSES
  Selling, general and
    administrative expense                     26,630          19,465         106.8%          131.6%
  Depreciation and amortization                 2,998           1,842          12.0%           12.5%
  Income from operation of Dynamedia                              (69)          0.0%           -0.5%
                                             --------        --------         ------          ------
      Total operating expenses                 29,628          21,238         118.8%          143.6%
                                             --------        --------         ------          ------
LOSS FROM OPERATIONS                          (11,047)        (11,134)        -44.3%          -75.3%

OTHER INCOME (EXPENSES)
  Gain on sale of assets                          202                           0.8%            0.0%
  Interest expense                             (3,105)         (1,236)        -12.5%           -8.4%
  Financing costs                              (1,723)           (103)         -6.9%           -0.7%
                                             --------        --------         ------          ------
      Total other income (expenses)            (4,626)         (1,339)        -18.6%           -9.1%
                                             --------        --------         ------          ------
LOSS BEFORE TAXES                             (15,673)        (12,473)        -62.9%          -84.3%

INCOME TAXES                                        -               -           0.0%            0.0%
                                             --------        --------         ------          ------
NET LOSS                                     $(15,673)       $(12,473)        -62.9%          -84.3%
                                             ========        ========         ======          ======

Revenue for the six months ended June 30, 2001 increased by $10,143,000 or 68.6% from $14,788,000 for the six months ended June 30, 2000 to $24,931,000 for the same period in 2001. The increase in revenue was due to the following:

o Product sales for the six months ended June 30, 2001 increased by $1,886,000 or 18.1% from $10,397,000 for the six months ended June 30, 2000 to $12,283,000 for the same period in 2001. The increase is principally a result of our success in selling our new products, principally, our herbal diet supplement.

o Car rental revenue for the six months ended June 30, 2001 increased by $2,901,000 or 273.7% from $1,060,000 for the six months ended June 30, 2000 to $3,961,000 for the same period in 2000. The increase is a result of opening new rental locations and having six months of sales in 2001 compared to only three months of sales in 2000. We acquired Car Rental Direct on April 1, 2000 so there was no such revenue reported for the first three months in 2000.

o Commissions and royalties for the six months ended June 30, 2001 increased by $5,882,000 or 286.9% from $2,050,000 for the six months ended June 30, 2000 to $7,932,000 for the same period in 2001. These commissions are amounts received from the sale of other companies' products primarily through our call center in St. George, Utah. We normally receive commissions of 20% to 50%. The increase is due to the expansion of our staff in our St. George, Utah location and obtaining new contracts to sell other companies' products.

Cost of revenue for the six months ended June 30, 2001 increased by $1,666,000 or 35.6% from $4,684,000 for the six months ended June 30, 2000 to $6,350,000 for the same period in 2001. The increase in cost of revenue was due to the following:

o Direct product costs for the six months ended June 30, 2001 decreased by $56,000 or 2.2% from $2,607,000 for the six months ended June 30, 2000 to $2,551,000 for the same period in 2001. The decrease was due to lower product costs. Direct product costs as a percentage of product sales decreased from 25.1% for the six months ended June 30, 2000 to 20.7% for the same period in 2001. The decrease is due to lower product costs associated with our new products and programs when compared to the products sold by us during 2000.

o Cost of renting vehicles for the six months ended June 30, 2001 increased by $2,247,000 or 243.7% from $922,000 for the six months ended June 30, 2000 to $3,169,000 for the same period in 2001. The increase is due to rental costs being incurred for only three months in 2000 compared to six months in 2001. The cost of renting a vehicle compared to the revenue generated from such rental decreased from 87.0% for the six months ended June 30, 2000 to 80.0% for the same period in 2001. The decrease is a result of higher utilization of our rental fleet in 2001.

Selling, general and administrative expenses for the six months ended June 30, 2001 increased by $7,165,000 or 36.8% from $19,465,000 for the six months ended June 30, 2000 to $26,630,000 for the same period in 2001. The increase was due principally to an increase in payroll and related benefits in our St. George, Utah call center and hiring additional personnel to staff our rental car locations. We expensed $6,005,000 in media airtime during the six months ended June 30, 2001 compared to $5,970,000 for the same period in 2000.

Depreciation and amortization expense for the six months ended June 30, 2001 increased by $1,156,000 or 62.8% from $1,842,000 for the six months ended June 30, 2000 to $2,998,000 for the same period in 2001. The increase in depreciation and amortization expense is due to the increase of our depreciable assets, especially our CENTERLINQ kiosks and the goodwill associated with the Car Rental Direct acquisition. Depreciation expense of $1,119,000 related to the vehicle fleet is included in cost of revenue.

Effective January 1, 2000 we acquired DynaMedia and effective December 31, 2000, we sold DynaMedia back to its original owner. For the six months ended June 30, 2000, DynaMedia reported net income of $69,000 on revenues of $733,000.

Gain on sale of assets for the six months ended June 30, 2001 increased by $202,000 from $0 for the six months ended June 30, 2000 to $202,000 for the same period in 2001. Gain on sale of assets for the six months ended June 30, 2001 relates to the sale of our investment in Fashionmall.com, Inc. that resulted in a gain of $178,000 and the sale of certain assets of CENTERLINQ that resulted in a gain of $24,000. There were no such gains during the six months ended June 30, 2000.

Interest expense for the six months ended June 30, 2001 increased by $1,869,000 or 151.2% from $1,236,000 for the six months ended June 30, 2000 to $3,105,000 for the same period in 2001. The increase in interest expense was due to an increase in our line of credit resulting from the acquisition of Car Rental Direct and the significant increase in notes payable to a related party.

Financing costs for the six months ended June 30, 2001 increased by $1,620,000 or 1,572.8% from $103,000 for the six months ended June 30, 2000 to $1,723,000 for the same period in 2001. The financing costs for the six months ended June 30, 2000 related to the issuance of stock in February 2000 to secure a $1,000,000 bridge loan. The financing costs for the six months ended June 30, 2001 related to the value of warrants issued in connection with a convertible debenture in March 2001 and certain other fees in connection with raising capital.

Net loss for the six months ended June 30, 2001 increased by $3,200,000 or 25.7% from $12,473,000 for the six months ended June 30, 2000 to $15,673,000 for the same period in 2001. The increase in the net loss is principally due to significantly higher sales offset by significantly higher selling, general and administrative expenses incurred to promote our new products and programs and to expand our CENTERLINQ network of kiosks, and higher financing cost associated with raising additional capital.

LIQUIDITY AND CAPITAL RESOURCES

We financed our operations initially from cash generated from operations. More recently, we have financed our operations through the sale of common and preferred stock in private placement offerings, sale of common stock in our initial public offering, a long-term mortgage, a line of credit, and borrowings.

From November 1999 to June 2001, we borrowed from Ultimate $49,040,683 through the issuance of debentures. Ultimate is a significant stockholder. We repaid $14,379,238 during the same period. In connection with the debenture issued in November 1999, we issued warrants to purchase 2,100,000 shares of common stock with an exercise price of $2.33. The warrant for 2,100,000 was exercised in August 2000. The exercise price for these warrants of $4,900,000 was paid via a reduction of the debenture.

In February 2000, we issued a convertible debenture in the amount of $1,000,000 along with a warrant to purchase 67,500 shares of common stock at an exercise price of $4.00 and the issuance of 45,000 shares of our common stock. The debenture is convertible into common stock at $1.67 per share if it is held to maturity. The debenture was due on April 7, 2000 and has been repaid. We took a charge to earnings for the 45,000 common shares issued in connection with this debenture in the amount of $103,125. In April 2001, the 67,500 warrants were exercised resulting in gross proceeds to us of $270,000.

In connection with our acquisition of CRD. in April 2000, we assumed a convertible debenture in the amount of $244,000 and lines of credit to purchase vehicles. The convertible debentures were paid in cash during 2000. The outstanding balance on these lines of credit as of June 30, 2001 was $8,349,587.

On March 14, 2001, we entered into a Securities Purchase Agreement under which we issued 7% convertible debentures in the amount of $3,000,000. The debentures are convertible into our common stock at a conversion price of $6.83. The debenture is to be repaid either in cash or by conversion to common stock as follows: $1,000,000 on each of April 15, May 15 and June 15, 2001, subject in the case of cash repayment to the effectiveness of a registration statement covering resale of the shares. In addition, we issued warrants to purchase 300,000 shares of our common stock at $7.67 per share that expire on March 15, 2004. On June 4, 2001, the debenture holder converted the $3,000,000 debenture into 445,534 shares of the Company's common stock and exercised 300,000 warrants which resulted in gross proceeds to the Company of $2,300,000.

On January 5, 2001 and April 16, 2001, we entered into additional note payable agreements with Ultimate whereby Ultimate has agreed to loan us an additional $5,000,000 and $15,000,000, respectively, on terms similar to the previous note payable agreements with Ultimate.

On June 29, 2001, we announced that we received a conditional loan commitment from Riverdale LLC, a company owned by Carl C. Icahn, the New York-based financier, for a $100 million credit facility. The credit facility will be used to make strategic acquisitions that fit into our business model and that are approved by Riverdale. In connection with the loan commitment, on July 2, 2001 we issued to Riverdale warrants to purchase an aggregate of 4 million shares of our common stock at exercise prices ranging from $2 to $9 per share and granted to Riverdale registration rights with respect to the common stock issuable upon exercise of the warrants. The warrants are exercisable any time after July 2, 2001 and before July 1, 2005. Concurrently with the issuance of the warrants by us, our CEO granted Riverdale options to purchase 1.0 million and 500,000 shares of common stock held by him, at purchase prices of $2.00 and $4.00 per share, respectively. In a related transaction, our CEO and Ultimate granted options to us to acquire 3.0 million shares of common stock at exercise prices of $2.00 and $9.00 per share. Such options are exercisable if Riverdale exercises the corresponding series of warrants issued by us. If Riverdale exercises all of the warrants issued by us and we exercise all of the options issued to us, we will issue a net of 1.0 million shares at $2.00 per share.

In June 2000, we issued a warrant to purchase 20 shares of the common stock of our CENTERLINQ, Inc. subsidiary at an exercise price of $250,000 per share. The subsidiary warrant vested immediately and was issued pursuant to a securities purchase agreement as an incentive for Infinity Outdoor to maximize its joint marketing efforts with us. At any time during the term of the subsidiary warrant, if we have not completed a public offering under an effective registration statement for the sale of shares of common stock of CENTERLINQ, Inc. for at least $20,000,000, Infinity Outdoor has the option to tender the subsidiary warrant in exchange for a warrant to purchase 967,740 shares of GenesisIntermedia common stock at an exercise price of $5.17 per share. In July 2001, Infinity Outdoor tendered its subsidiary warrant for a warrant to purchase 967,740 shares of GenesisIntermedia common stock at $5.17 per share and exercised this warrant resulting in gross proceeds to us of $5,000,000.

During the six months ended June 30, 2001, we spent $365,047 on capital expenditures and used $13,212,140 in operations.

We expect to spend additional capital to expand our product lines and our telemarketing division, and to make strategic acquisitions. We anticipate spending $15 to $20 million over the next 18 months to develop and deploy interactive multimedia kiosks in regional shopping malls across the United States and in other entertainment centers.

We believe that our current cash and cash equivalents on hand, together with existing credit facilities, principally the note agreements with Ultimate, the cash flow expected to be generated from operations and cash generated from future sales of our equity, will be adequate to satisfy our current and planned operations through the middle of 2002. We believe that the credit facility provided by Riverdale will allow us to make strategic acquisitions of profitable companies that fit into our business model. We are also negotiating a sale-leaseback of our office building, which will help to finance future operations and acquisitions. If we are not successful in raising additional capital or finding strategic acquisitions, our ability to expand CENTERLINQ and grow our business through acquisitions will be adversely affected.

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

Item 2.    Changes in Securities and Use of Proceeds

In July 2001, the Company issued a warrant to Infinity Outdoor to purchase 967,740 shares of common stock at $5.17 per share. Infinity Outdoor exercised this warrant resulting in gross proceeds to the Company of $5,000,000. The sale of the securities were exempt under the Securities Act of 1933, as amended, in reliance on Section 4(2) or Regulation D promulgated thereunder as a transaction by an issuer not involving a public offering.

Item 3.    Defaults Upon Senior Securities

None

Item 4.    Submission of Matters to a Vote of Security Holders

Not applicable

Item 5.    Other Information

Not applicable

Item 6.    Exhibits and Reports on Form 8-K

(a)  Exhibits

None

(b)  Reports on Form 8-K

(1) Current Report on Form 8-K dated June 29, 2001 filed with the Securities and Exchange Commission on July 2, 2001.

(2) Current Report on Form 8-K dated June 29, 2001 filed with the Securities and Exchange Commission on July 2, 2001.

(3) Current Report on Form 8-K/A dated June 29, 2001 filed with the Securities and Exchange Commission on July 5, 2001.

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

Date: August 14, 2001