Form 10-Q
period 2001-09-30
GENESISINTERMEDIA INC
filed 2001-11-19
CIK 1071522

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001

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

State the number of shares outstanding of each of the issuer's classes of common equity. As of November 16, 2001 - 24,062,303 shares of Common Stock

Transitional Small Business Disclosure Format (check one):  Yes [   ]   No [X]

                             GENESISINTERMEDIA, INC.
                                      Index
                                                                           Page
                                                                          Number

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheet as of September 30, 2001
         and December 31, 2000                                               2-3

         Condensed Consolidated Statements of Operations for
         the three months ended September 30, 2001 and 2000                   4

         Condensed Consolidated Statements of Operations for
         the nine months ended September 30, 2001 and 2000                    5

         Condensed Consolidated Statements of Cash Flows for
         the nine months ended September 30, 2001 and 2000                    6

         Notes to Condensed Consolidated Financial Statements               7-16

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                         17-25

Part II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                 25-27

Item 2.  Change in Securities and Use of Proceeds                            27

Item 3.  Defaults Upon Senior Securities                                     27

Item 4.  Submission of Matters to a Vote of Security Holders                 27

Item 5.  Other Information                                                   27

Item 6.  Exhibits and Reports on Form 8-K                                    28

SIGNATURES                                                                   28

Part III. EXHIBITS

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

GENESISINTERMEDIA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2001 AND DECEMBER, 2000
                                               September 30      December 31,
                                                   2001              2000
                                                (unaudited)        (audited)
ASSETS

Current assets
  Cash and cash equivalents                  $        323,731      $    747,633
  Marketable securities at market                   1,891,852         1,926,746
  Accounts receivable, net                          3,450,283         3,320,118
  Inventories                                         784,258         1,383,620
  Prepaid advertising                                 756,922         2,461,928
  Advances receivable                                       -         1,201,348
  Deposits and other prepaid assets                 1,621,755         1,791,610
  Net assets of discontinued operations                     -        13,548,649
                                              ----------------  ----------------

Total current assets                                8,828,801        26,381,652

Property and equipment, net                        13,396,749        13,154,386
Customer lists                                              -           955,287
Other assets                                          523,032           145,533
                                              ----------------  ----------------

Total assets                                  $    22,748,582    $   40,636,858
                                              ================  ================

GENESISINTERMEDIA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (continued)
AS OF SEPTEMBER  30, 2001 AND DECEMBER, 2000

                                                             September 30,     December 31,
                                                                 2001              2001
                                                              (unaudited)        (audited)

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
  Current portion of notes payable                            $     182,678        $        -
  Current portion of capital lease obligations                            -            72,408
  Accounts payable                                                4,625,453         3,390,356
  Accrued payroll taxes                                             525,020           859,833
  Accrued interest - related party                                  111,629         2,053,490
  Other accrued liabilities                                       1,026,918           731,201
  Due to stockholder                                                662,567         2,693,993
  Income taxes payable                                               65,000            65,000
  Net liabilities of discontinued operations                     10,244,064                 -
                                                            ----------------  ----------------

Total current liabilities                                        17,443,329         9,886,281

Notes payable, net of current portion                             8,856,250         7,856,250
Note payable to related party                                    22,879,652        30,382,266
                                                            ----------------  ----------------

Total liabilities                                                49,179,231        48,104,797

Commitments and contingencies

Stockholders' deficit
Convertible preferred stock, $0.001 par value, 5,000,000
  authorized 0 and 71,429 shares issued and outstanding                   -                71
Common stock, $0.001 par value
   75,000,000 shares authorized
   24,062,303 and 20,971,560 shares issued and outstanding           24,062            20,972
Additional paid-in capital                                      153,190,337        35,752,544
Accumulated deficit                                           (177,242,565)      (41,827,177)
Treasury stock                                                  (2,402,483)       (2,402,483)
Accumulated comprehensive income                                          -           988,134
                                                            ----------------  ----------------

Total stockholders' deficit                                    (26,430,649)       (7,467,939)
                                                            ----------------  ----------------

Total liabilities and stockholders' deficit                  $   22,748,582    $   40,636,858
                                                            ================  ================







                           See the accompanying notes

GENESISINTERMEDIA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                3 Months          3 Months
                                                                 Ended              Ended
                                                             September 30,      September 30,
                                                                  2001              2000
                                                             ---------------    --------------
                                                              (unaudited)        (unaudited)


Revenue                                                     $    10,782,812     $  13,481,478

Cost of Revenue                                                   2,250,771         1,523,333
                                                             ---------------    --------------

Gross Profit                                                      8,532,041        11,958,145

Operating expenses
     Selling, general and administrative expenses                17,814,258        11,417,482
     Depreciation and amortization                                  314,458           619,550
     Loss from operations of DynaMedia                                    -           127,721
                                                             ---------------    --------------
Total operating expenses                                         18,128,716        12,164,753
                                                             ---------------    --------------

Loss from operations                                            (9,596,675)         (206,608)
Other income (expenses)
     Loss on sale of assets                                     (3,216,348)                 -
     Interest expense                                           (1,146,702)         (883,314)
     Financing costs                                           (89,374,221)          (50,000)
                                                             ---------------    --------------
Total other income (expenses)                                  (93,737,271)         (933,314)
                                                             ---------------    --------------
Loss from continuing operations before provision for income   (103,333,946)       (1,139,922)
     taxes
Provision (benefit) for income taxes                                      -                 -
                                                             ---------------    --------------
Loss from continuing operations                               (103,333,946)       (1,139,922)
Discontinued operations
     Loss from operations of discontinued operations            (3,057,352)       (3,106,812)
     Loss on disposal of discontinued operations               (13,351,041)                 -
                                                             ---------------    --------------
Total discontinued operations                                  (16,408,393)       (3,106,812)
                                                             ---------------    --------------
Net loss                                                     $(119,742,339)      $(4,246,734)
                                                             ===============    ==============

Basic and diluted loss per common share
      Continuing operations                                  $       (4.45)      $     (0.06)
      Discontinued operations                                        (0.71)            (0.17)
                                                             ---------------    --------------
                                                             $       (5.16)      $     (0.23)
                                                             ===============    ==============
Weighted-average common shares outstanding                       23,199,737        18,534,771
                                                             ===============    ==============








                           See the accompanying notes

GENESISINTERMEDIA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                9 Months          9 Months
                                                                 Ended              Ended
                                                             September 30,      September 30,
                                                                  2001              2000
                                                             ---------------    --------------
                                                              (unaudited)        (unaudited)


Revenue                                                       $  31,402,734     $  27,051,085

Cost of Revenue                                                   5,393,531         5,243,233
                                                             ---------------    --------------

Gross Profit                                                     26,009,203        21,807,852

Operating expenses
     Selling, general and administrative expenses                38,382,078        27,076,042
     Depreciation and amortization                                1,509,249         1,813,135
     Loss from operations of DynaMedia                                    -            58,360
                                                             ---------------    --------------
Total operating expenses                                         39,891,327        28,947,537
                                                             ---------------    --------------

Loss from operations                                           (13,882,124)       (7,139,685)
Other income (expenses)
     Loss on sale of assets                                     (3,038,403)                 -
     Interest expense                                           (3,604,363)       (1,958,343)
     Financing costs                                           (91,097,472)         (153,125)
                                                             ---------------    --------------
Total other income (expenses)                                  (97,740,238)       (2,111,468)
                                                             ---------------    --------------
Loss from continuing operations before provision for income   (111,622,362)       (9,251,153)
     taxes
Provision (benefit) for income taxes                                      -                 -
                                                             ---------------    --------------
Loss from continuing operations                               (111,622,362)       (9,251,153)
Discontinued operations
     Loss from operations of discontinued operations           (10,441,985)       (7,468,911)
     Loss on disposal of discontinued operations               (13,351,041)                 -
                                                             ---------------    --------------
Total discontinued operations                                  (23,793,026)       (7,468,911)
                                                             ---------------    --------------
Net loss                                                      $(135,415,388)     $(16,720,064)
                                                             ===============    ==============

Basic and diluted loss per common share
      Continuing operations                                    $     (5.07)      $     (0.54)
      Discontinued operations                                        (1.08)            (0.43)
                                                             ---------------    --------------
                                                               $     (6.15)      $     (0.97)
                                                             ===============    ==============
Weighted-average common shares outstanding                       22,006,927        17,282,769
                                                             ===============    ==============







                           See the accompanying notes

 GENESISINTERMEDIA, INC.
 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                      9 Months           9 Months
                                                      Ended               Ended
                                                    September 30,     September 30,
                                                       2001                2000
                                                 -----------------   -----------------
                                                     (unaudited)        (unaudited)

 Cash flows from operating activities
  Net loss from continuing operation                $(111,622,362)    $   (9,251,153)
  Adjustments to reconcile net income to net cash
    used in operating activities
  Depreciation and amortization                         1,509,249           1,813,135
  Loss on sale of assets                                3,038,403                   -
  Stock/warrants issued for financing costs            90,722,472             103,125
  (Increase) decrease in operating assets               3,545,406         (5,767,480)
  Increase (decrease) in operating liabilities          (745,860)         (2,282,222)
                                                 -----------------   -----------------

  Net cash used in operating activities              (13,552,692)        (15,384,595)
                                                 -----------------   -----------------

 Cash flows from investing activities
  Purchase of property and equipment                    (796,325)           (806,027)
  Proceeds from sale of marketable securities           1,116,557                   -
  Proceeds from sale of Car Rental Direct              11,600,000                   -
  Purchase of marketable securities                   (5,108,200)                   -
  Other                                                 (377,499)           (209,554)
                                                 -----------------   -----------------

  Net cash provided by (used in) investing
   activities                                           6,434,533         (1,015,581)
                                                 -----------------   -----------------

 Cash flows from financing activities
  Net proceeds from related parties                   (2,031,426)                   -
  Net proceeds from line of credit                              -         (1,505,406)
  Proceeds from notes payable - related party           4,269,911          28,520,857
  Proceeds from note payable                            1,182,678           1,000,000
  Proceeds from sale of stock, net                              -           3,798,035
  Proceeds from convertible debentures                  3,000,000                   -
  Proceeds from exercise of options and warrants       10,003,694             887,701
  Repurchase of common stock                                    -         (2,296,813)
  Payments on notes payable - related party          (11,772,525)                   -
  Payment on notes payable and capital leases            (72,408)         (1,314,814)
  Disgorgement of short-swing profits generated
   by stockholder                                      13,714,646             184,314
                                                 -----------------   -----------------

 Net cash provided by financing activities             18,294,570          29,273,874
                                                 -----------------   -----------------

 Cash used in discontinued operations                (11,600,313)        (12,013,665)
                                                 -----------------   -----------------
 Net increase (decrease)  in cash and cash
 equivalents during period                              (423,902)             860,033

 Cash and cash equivalents, beginning of period           747,633             589,556
                                                 -----------------   -----------------

 Cash and cash equivalents, end of period          $      323,731     $     1,449,589
                                                 =================   =================


                           See the accompanying notes

                             GENESISINTERMEDIA, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements have been prepared by GenesisIntermedia, Inc. (the "Company" or "Genesis"), pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. The results of the nine months ended September 30, 2001 are not necessarily indicative of the results to be expected for the full year ending December 31, 2001. These financial statements should be read in conjunction with the Company's consolidated audited financial statements and related footnotes for the year ended December 31, 2000 included in the Company's annual report on Form 10-K.

NOTE 2 - NASDAQ INQUIRY AND SEC INVESTIGATION

On May 24, 2001, the Nasdaq Stock Market opened an inquiry into whether to disqualify the Company's stock from quotation based on certain matters relating to the Company, Ramy El-Batrawi, and trading of the Company's securities. On September 25, 2001, the Nasdaq Stock Market suspended trading in the Company's stock. In addition, on August 10, 2001, the SEC commenced a formal investigation into whether certain persons or entities employed schemes to conceal payments from the Company to stock promoters, materially misstated or caused the material misstatement of the Company's assets and liabilities, and illegally manipulated the Company's stock price. Finally, the FBI interviewed two of the Company's former employees in connection with related matters. These two employees were not employed by the Company at the time of the interview. The Company is cooperating fully with the Nasdaq Stock Market, SEC, and FBI inquiries. The Company can provide no assurance that the Nasdaq Stock Market will lift the suspension on trading of the Company's stock, and the Nasdaq Stock Market may decide to permanently disqualify the Company's stock from quotation. The Company can also provide no assurance that the SEC, or other law enforcement authority, will not bring a legal proceeding against the Company that could lead to financial penalties and other forms of relief. Continued suspension of trading in the Company's stock, disqualification of the Company's stock from quotation, or a successful enforcement proceeding against the Company, is likely to seriously reduce the price and impair the liquidity of the Company's common stock, and to harm the Company's business by making it difficult or impossible to raise new capital through the sale of securities.

                             GENESISINTERMEDIA, INC.
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued


NOTE 3 - LITIGATION

On October 31, 2001, a lawsuit claiming to be brought derivatively on the Company's behalf was filed by Joseph Touchstone in the Court of Chancery for the State of Delaware in and for New Castle County against the Company, and certain individuals, including Ramy El-Batrawi, Douglas E. Jacobson, George W. Heyworth, Michael R. Fugler and Stephen A. Weber, all current or former senior executive officers and directors of the Company. The complaint alleges a breach of fiduciary duties for insider trading and misappropriation of corporate information against those defendants who sold the Company's securities. This count alleges that the selling defendants knew or had reason to know of a scheme to artificially inflate the price of the Company's shares, taking advantage of material non-public information to gain profits in violation of their fiduciary duties to the Company. The complaint also alleges against all individual defendants for breaching their duties of good faith and loyalty. This count alleges that these individuals, who are current and former officers and directors of the Company, breached their duty of good faith and loyalty to the Company by allegedly approving or acquiescing in a scheme to artificially inflate the price of the Company's common stock. The Company intends to vigorously defend itself against the aforementioned suit. However, an adverse outcome in this litigation could materially harm the Company.

Following the announcement of the Nasdaq and SEC inquiries, several persons claiming to be the Company's shareholders commenced securities fraud class actions against the Company and individuals, including current and former senior executive officers and directors. On October 18, 2001, one such class action was filed in the United States District Court for the Central District of California by David Osher, who claims to be a shareholder of record and be acting on behalf of others similarly situated, against the Company, Ramy El-Batrawi, Douglas E. Jacobson and Courtney Smith. The first count of the complaint alleges violations under Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder by the making of false and misleading statements and failing to disclose material facts necessary in order to make the statements made, in light of the circumstances under which they were made, not misleading. This count also alleges that the Company, the Company's former Chief Executive Officer and Chairman of the Board of Directors Ramy El-Batrawi, the Company's Chief Financial Officer Douglas E. Jacobson, and stock market analyst Courtney Smith acted in a fraudulent scheme to artificially inflate the price of our common stock. The second count alleges that both the Company and the individual defendants named above, which includes former senior executive officers and directors, caused the Company to engage in wrongful conduct in violation of
Section 20(a) of the Exchange Act. The Company intends to vigorously defend against Mr. Osher's class action claim. However, an adverse outcome in this litigation could materially harm the Company.

                             GENESISINTERMEDIA, INC.
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued


NOTE 3 - LITIGATION, continued

On October 19, 2001, another class action suit was filed in the United States District Court for the Central District of California Western Division by William Tierno, Jr., who claims to be a shareholder of record and acting on behalf of others similarly situated, against the Company, Ramy El-Batrawi, Douglas E. Jacobson and Courtney Smith. The first count of the complaint alleges violations under Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder by the making of false and misleading statements and failing to disclose material facts necessary in order to make the statements made, in light of the circumstances under which they were made, not misleading. This count also alleges that the Company, the Company's former Chief Executive Officer and Chairman of the Board of Directors Ramy El-Batrawi, the Company's Chief Financial Officer Douglas E. Jacobson, and stock market analyst Courtney Smith acted in a fraudulent scheme to artificially inflate the price of the Company's common stock. The second count alleges that both the Company and the individual defendants named above, which includes former senior executive officers and directors, caused the Company to engage in wrongful conduct in violation of
Section 20(a) of the Exchange Act. The Company intends to vigorously defend against Mr. Tierno's class action claim; however, an adverse outcome in this litigation could materially harm the Company.

On October 23, 2001, another such class action lawsuit was filed in the United States District Court for the Central District of California by Jason Spiller, who claims to be a shareholder of record and be acting on behalf of others similarly situated, against the Company, Ramy El-Batrawi and Douglas E. Jacobson. The complaint alleges violations under Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder by the making of false and misleading statements and failing to disclose material facts necessary in order to make the statements made, in light of the circumstances under which they were made, not misleading. This count also alleges that the Company, the Company's former Chief Executive Officer and Chairman of the Board of Directors Ramy El-Batrawi, and the Company's Chief Financial Officer Douglas E. Jacobson acted in a fraudulent scheme to artificially inflate the price of the Company's common stock. In the second count Mr. Spiller's suit alleges that both the Company and the individual defendants named above, which includes former senior executive officers and directors, engaged in wrongful conduct in violation of Section 20(a) of the Exchange Act. The Company intends to vigorously defend against Mr. Spiller's class action claim; however, an adverse outcome in this litigation could materially harm the Company.

                             GENESISINTERMEDIA, INC.
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued

NOTE 3 - LITIGATION, continued

On October 25, 2001, another such class action was filed in the United States District Court for the Central District of California by James H. Coltrain, Jr., who claims to be a shareholder of record and be acting on behalf of others similarly situated, against the Company, Ramy El-Batrawi, Douglas E. Jacobson, Courtney Smith, Orbitex Management, Inc., Orbitex Global, Courtney Smith & Company, Ultimate Holdings, Ltd. and Adnan Khashoggi. The complaint alleges violations under Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder by the making of false and misleading statements and failing to disclose material facts necessary in order to make the statements made, in light of the circumstances under which they were made, not misleading. This count also alleges that the Company, the Company's former Chief Executive Officer and Chairman of the Board of Directors Ramy El-Batrawi, the Company's Chief Financial Officer Douglas E. Jacobson, stock market analyst Courtney Smith, Orbitex Management, Inc., Orbitex Global, Courtney Smith & Company, Ultimate Holding, Inc. and Adnan Khashoggi acted in a fraudulent scheme to artificially inflate the price of the Company's common stock. In the second count Mr. Coltrain's suit alleges that both the Company and the individual defendants named above, which includes former senior executive officers and directors, engaged in wrongful conduct in violation of Section 20(a) of the Exchange Act. The Company intends to vigorously defend against Mr. Coltrain's class action claim; however, an adverse outcome in this litigation could materially harm the Company.

On October 25, 2001, another such class action was filed in the United States District Court for the Central District of California by Suri Fingerer, who claims to be a shareholder of record and be acting on behalf of others similarly situated, against the Company, Ramy El-Batrawi, Douglas E. Jacobson and Courtney Smith. The first count of the complaint alleges violations under Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder by the making of false and misleading statements and failing to disclose material facts necessary in order to make the statements made, in light of the circumstances under which they were made, not misleading. This count also alleges that the Company, the Company's former Chief Executive Officer and Chairman of the Board of Directors Ramy El-Batrawi, the Company's Chief Financial Officer Douglas E. Jacobson, and stock market analyst Courtney Smith acted in a fraudulent scheme to artificially inflate the price of the Company's common stock. The second count alleges that both the Company and the individual defendants named above, which includes former senior executive officers and directors, engaged in wrongful conduct in violation of Section 20(a) of the Exchange Act. The Company intends to vigorously defend against Mr. Fingerer's class action claim; however, an adverse outcome in this litigation could materially harm the Company.

The Company has not been served notice of additional lawsuits arising from the same subject matter as the class action lawsuits discussed above, and to the Company's knowledge no such lawsuits exist, but it is possible other such lawsuits may have been filed without our knowledge.

The Company cannot predict the ultimate outcome of the lawsuits and investigations discussed above. Director and officer liability insurance against certain liabilities, including liabilities under the securities laws, was in force at the time the securities and derivative litigation was commenced. The Company has not established any reserve for possible losses resulting from the claims asserted in the securities and derivative litigation. The Company believes that its liability insurance covers the claims asserted in the securities and derivative litigation and that the Company may be able to resolve those claims within the limits of its coverage. Because the insurers have denied coverage for these claims, the Company recently commenced a lawsuit against them. The Company intends to vigorously pursue the claim for its coverage rights. However, an adverse outcome in this litigation could materially harm the Company.

                             GENESISINTERMEDIA, INC.
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued


NOTE 4 - DISCONTINUED OPERATIONS

In August 2001, the Company sold its Car Rental Direct subsidiary for $10,600,000 resulting in a gain on the sale of $5,498,382. The initial purchase price was $11,600,000 which was paid to the Company in cash at closing and was subsequently reduced by $1,000,000. As repayment of the $1,000,000 reduction in the purchase price, the Company issued the buyer a promissory note in the amount of $1,000,000. The note accrues interest at 6% per annum and principal payments of $500,000 plus unpaid accrued interest are due on November 1, 2002 and May 1, 2003. For the nine months ended September 30, 2000 and the period from January 1, 2001 to August 16, 2001, Car Rental Direct incurred losses from its operations of $1,350,745 and $3,221,649. The operations of Car Rental Direct are presented as a discontinued operation in the accompanying financial statements.

In September 2001, the Company decided to close its Centerlinq operations and liquidate all its assets. As a result of closing the Centerlinq operations, the Company has recognized a loss of $18,849,423 to sell all the Centerlinq assets and close down the operations. For the nine months ended September 30, 2000 and 2001, Centerlinq incurred losses from its operations of $6,118,166 and $7,220,336. The operations of Centerlinq are presented as a discontinued operation in the accompanying financial statements.

The results of operations and cash flows for 2000 and the balance sheet as of December 31, 2000 presented in these financial statements have been restated to give effect to the discontinued operations described above.


NOTE 5 - EARNINGS PER SHARE

In 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." SFAS No. 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. Basic earnings per share is computed using the weighted-average number of common shares outstanding during the period. Common equivalent shares are excluded from the computation if their effect is anti-dilutive. The following potential common shares have been excluded from the computation of diluted net loss per share for all periods presented because the effect would have been anti-dilutive:

                             GENESISINTERMEDIA, INC.
         NOTES TO CONDENSED CONSsOLIDATED FINANCIAL STATEMENTS, continued


NOTE 5 - EARNINGS PER SHARE, Continued


                                                    For the nine months Ended
                                                          September 30,
                                                 -------------------------------
                                                        2001            2000
                                                 -------------     -------------
                                                    (unaudited)    (unaudited)

        Options outstanding under
            the Company's stock option plan         3,675,352        1,330,536
        Options issued as part of the acquisition
            of Vision Digital                         150,000          150,000
        Warrants issued in conjunction with
            common stock                              750,000          750,000
        Warrants issued in conjunction with
            Series A convertible preferred stock      214,284          764,571
        Warrants issued in conjunction with
            notes payable                              64,287          726,963
        Warrants issued in conjunction with
            Note payable to affiliate                 209,585          491,250
        Warrants issued in conjunction with
            convertible debentures                          -           67,500
        Warrants issued as liquidating damages        150,000                -
        Warrants issued as consideration for
           leasing space                              600,000                -
        Series A Convertible Preferred Stock          214,287          756,990
        Warrants issued as consideration for
            future financing (1)                    4,000,000                -

     (1) The 4,000,000 shares do not reflect the concurrent issuance of the 3,000,000 offsetting options to be issued to the Company by two stockholders, upon the exercise of the warrants, which should result in only 1,000,000 new shares to be issued by the Company.

NOTE 6 - PROPERTY AND EQUIPMENT

Property and equipment at September 30, 2001 consisted of the following:

        Land                                                     $   1,450,000
        Building and improvements                                   13,089,375
        Vehicles                                                       113,269
        Furniture and equipment                                        250,054
                                                                 --------------
                                                                    14,902,698
        Less accumulated depreciation                               (1,505,949)
                                                                 --------------

               Total                                             $  13,396,749
                                                                 ==============
                                       12

                             GENESISINTERMEDIA, INC.
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued


NOTE 7 - CONVERTIBLE DEBENTURE

On March 14, 2001, the Company entered into a Securities Purchase Agreement whereby the Company issued a 7% convertible debenture in the amount of $3,000,000. The debenture was convertible into the Company's common stock at a conversion price of $6.83 and was to be repaid either in cash or by conversion to common stock as follows: $1,000,000 on each of April 15, May 15 and June 15, 2001, subject in the case of cash repayment to the effectiveness of a registration statement covering resale of the shares. In addition, the Company issued 300,000 warrants to purchase the Company's common stock at $7.67 per share that expire on March 15, 2004. The Company has recognized an expense of $1,623,251 related to these warrants during the nine months ended September 30, 2001.

On June 4, 2001, the debenture holder converted the $3,000,000 debenture into 445,534 shares of the Company's common stock and exercised 300,000 warrants which resulted in gross proceeds to the Company of $2,300,000.


NOTE 8 - NOTE PAYABLE - RELATED PARTY

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


NOTE 9 - STOCKHOLDERS' DEFICIT

On March 22, 2001 the Company affected a 3-for-1 stock split of its common stock. All share and per share data have been retroactively restated to reflect this stock split. On September 5, 2001, the Company's board of directors approved another 3-for-1 stock split to take effect on September 24, 2001. The Company postponed this stock split on September 19, 2001.

In January 2001, warrants to purchase 64,287 shares of the Company's common stock, issued in conjunction with the Series A Convertible Preferred Stock, were exercised for proceeds of $218,576.

During the nine months ended September 30, 2001, the Company received $1,012,053 and $8,991,641 from the exercise of 299,888 employee stock options and 1,834,749 warrants, respectively. The Company also received $13,714,646 from Ultimate who disgorged to the Company "short-swing" profits in such amount.

                             GENESISINTERMEDIA, INC.
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued

NOTE 9 - STOCKHOLDERS' EQUITY, continued

In June 2000, the Company issued a warrant to purchase 20 shares of the common stock of the Company's CENTERLINQ, Inc. subsidiary at an exercise price of $250,000 per share. The subsidiary warrant vested immediately and was issued pursuant to a securities purchase agreement as an incentive for Infinity Outdoor to maximize its joint marketing efforts with the Company. At any time during the term of the subsidiary warrant, if the Company has not completed a public offering under an effective registration statement for the sale of shares of common stock of CENTERLINQ, Inc. for at least $20,000,000, Infinity Outdoor has the option to tender the subsidiary warrant in exchange for a warrant to purchase 967,740 shares of the Company's common stock at an exercise price of $5.17 per share. In July 2001, Infinity Outdoor tendered its subsidiary warrant for a warrant to purchase 967,740 shares of the Company's common stock at $5.17 per share and exercised this warrant resulting in net proceeds to the Company of $4,999,990.

On July 2, 2001, the Company entered into a conditional loan commitment letter with Riverdale LLC ("Riverdale"), a company owned by Carl C. Icahn, the New York-based financier, for a $100 million credit facility. In connection with the loan commitment, on July 2, 2001 the Company issued to Riverdale warrants to purchase an aggregate of 4 million shares of the Company's common stock at exercise prices ranging from $2 to $9 per share and granted to Riverdale registration rights with respect to the common stock issuable upon exercise of the warrants. The warrants are exercisable any time after July 2, 2001 and before July 1, 2005. Concurrently with the issuance of the warrants by the Company, the Company's former CEO granted Riverdale an option to purchase 1.0 million and 500,000 shares of common stock held by him, at purchase prices of $2.00 and $4.00 per share, respectively. In a related transaction, to reduce the dilutive effect on existing stockholders of the exercise of the warrants, the Company's former CEO and Ultimate granted options to the Company to acquire 3.0 million shares of common stock at exercise prices of $2.00 and $9.00 per share. These options are exercisable if Riverdale exercises the corresponding series of warrants issued by the Company. If Riverdale exercises all of the warrants issued by the Company and the Company exercises all of the options issued to it, the Company will issue a net of 1.0 million shares at $2.00 per share. In the transaction, Riverdale agreed to lock-up their shares acquirable upon exercise of the warrants and options for a period of one-year and the Company's former CEO and Ultimate agreed to lock-up the shares presently held by them for the same one-year period, and not to sell them without consent of the other parties, subject to certain permissible resales to institutions and to certain non-institutional purchasers who agree to lock-up their shares. The Company's former CEO has reported sales of some of his shares of common stock since July 2, 2001. The Company is not aware whether these sales were made pursuant to an exception to the lock-up agreement or the waiver or consent of the other parties to the lock-up agreement. The Company is also not aware whether the lock-up agreement remains in force and in effect among the parties regarding future sales.

The Company used the Black Scholes model to determined the fair value of the 4 million warrants issued by the Company to Riverdale and the 1.5 million warrants issued by the Company's former CEO to Riverdale and has taken a charge of $89,099,221 in the accompanying statement of operations.

                             GENESISINTERMEDIA, INC.
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued

NOTE 10 - MARKETABLE SECURITIES

Marketable securities at September 30, 2001 consist of equity securities in MAII Holdings, Inc. The Company has classified this investment in marketable securities as trading. For the three months ended September 30, 2001, the Company recognized an unrealized loss in the accompanying statement of operations of $3,216,348.

NOTE 11 - RECENTLY ISSUED ACCOUNTING PROUNCEMENTS

In June 2001, the FASB issued SFAS No. 141, "Business Combinations." This statement addresses financial accounting and reporting for business combinations and supersedes Accounting Principles Bulletin ("APB") Opinion No. 16, "Business Combinations," and SFAS No. 38, "Accounting for Pre-Acquisition Contingencies of Purchased Enterprises." All business combinations in the scope of this statement are to be accounted for using one method, the purchase method. The provisions of this statement apply to all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method for those business combinations is prohibited. This statement also applies to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001 or later.

In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." This statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, "Intangible Assets." It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. It is effective for fiscal years beginning after December 15, 2001. Early application is permitted for entities with fiscal years beginning after March 15, 2001, provided that the first interim financial statements have not been issued previously.

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This statement applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development, and/or the normal operation of long-lived assets, except for certain obligations of lessees. This statement is not applicable to the Company.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement replaces SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," the accounting and reporting provisions of APB No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business, and amends Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The Company does not expect adoption of SFAS No. 144 to have a material impact, if any, on its financial position or results of operations.

                             GENESISINTERMEDIA, INC.
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued

NOTE 12 - SEGMENT INFORMATION

The Company has two business units that have separate management and reporting infrastructures that offer different products and services. The business units have been aggregated into two reportable segments: Media and Properties. The Media group conducts direct response advertising campaigns and buys media time and either sells it to third parties or uses it to market its own products. The Properties group maintains the Company's building and generates revenue from the building's tenants. Most corporate expenses, such as internal administrative costs, legal expenses, and debt issuance costs, are included in the Media group.

The Company evaluates the performance of its operating segments based on income from operations, before income taxes, accounting changes, non-recurring items, and interest income and expense.

Summarized financial information concerning the Company's reportable segments is shown in the following table as of and for the nine months ended September 30, 2001:

                                         Loss from
                                         Continuing        Total
                            Revenue      Operations        Assets
                         ------------  --------------  -------------

Media                    $ 30,903,844  $(110,551,783)   $ 10,427,365
Properties                    498,890     (1,070,579)     12,321,217
                         ------------  --------------    -----------
Total                    $ 31,402,734  $(111,622,362)   $ 22,748,582
                         ============  ==============   ============

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

Overview

During the quarter ended September 30, 2001 and from that date until the filing of this report on Form 10-Q, we have experienced significant changes and events that may have a significant negative impact on our business. These changes and events include:

     o    the Nasdaq halting the trading of our stock;
     o the resignation of our Chief Executive Officer and the appointment of an interim Chief Executive Officer;
     o    the filing of several class action lawsuits against us;
     o    the commencement of an SEC investigation;
     o    the disposal of our Centerlinq operations; and
     o    the sale of our Car Rental Direct subsidiary

We are currently taking steps to address the above events, but there can be no assurance that we will be successful in commencing the trading of our stock, resolving the class action lawsuits and SEC investigation brought against us, and generating sufficient cash to continue our business.

In August 2001, we sold our Car Rental Direct subsidiary for $10,600,000 resulting in a gain on the sale of $5,498,382. The initial purchase price was $11,600,000 which was paid to us in cash at closing and was subsequently reduced by $1,000,000. As repayment of the $1,000,000 purchase price we issued the buyer a promissory note in the amount of $1,000,000. The note accrues interest at 6% per annum and principal payments of $500,000 are due on November 1, 2002 and May 1, 2003. For the nine months ended September 30, 2000 and the period from January 1, 2001 to August 16, 2001, Car Rental Direct incurred losses from its operations of $1,350,745 and $3,221,649. The operations of Car Rental Direct are presented as a discontinued operation.

In September 2001, we decided to close our Centerlinq operations and liquidate all its assets. As a result of closing the Centerlinq operations, we have recognized a loss of $18,849,423 to sell all the Centerlinq assets and close down the operations. For the nine months ended September 30, 2000 and 2001, Centerlinq incurred losses from its operations of $6,118,166 and $7,220,336. The operations of Centerlinq are presented as a discontinued operation.

The results of operations and cash flows for 2000 and the balance sheet at of December 31, 2000 presented in these financial statements included in this report on Form 10-Q have been restated to give effect to the discontinued operations described above.

On May 24, 2001, the Nasdaq Stock Market opened an inquiry into whether to disqualify our stock from quotation based on certain matters relating to us, Ramy El-Batrawi, and trading of our securities. On September 25, 2001, the Nasdaq Stock Market suspended trading in our stock. In addition, on August 10, 2001, the SEC commenced a formal investigation into whether certain persons or entities employed schemes to conceal payments from us to stock promoters, materially misstated or caused the material misstatement of our assets and liabilities, and illegally manipulated our stock price. Finally, the FBI interviewed two of our former employees in connection with related matters. These two employees were not employed by us at the time of the interview. We are cooperating fully with the Nasdaq Stock Market, SEC, and FBI inquiries. We can provide no assurance that the Nasdaq Stock Market will lift the suspension on trading of our stock, and the Nasdaq Stock Market may decide to permanently disqualify our stock from quotation. We can also provide no assurance that the SEC, or other law enforcement authority, will not bring a legal proceeding against us that could lead to financial penalties and other forms of relief. Continued suspension of trading in our stock, disqualification of our stock from quotation, or a successful enforcement proceeding against us, is likely to seriously reduce the price and impair the liquidity of our common stock, and to harm our business by making it difficult or impossible to raise new capital through the sale of securities.

In addition, several class action lawsuits have been filed against us. See Part II, Item 1, Legal Proceedings.

Results of Operations

Three months Ended September 30, 2001 vs. September 30, 2000
------------------------------------------------------------

                                          Three         Three
                                          Months        Months     % of       % of
                                          Ended         Ended      revenue    revenue
                                         9/30/2001    9/30/2000     2001       2000
                                             (in thousands)

Revenue                               $    10,783       13,481     100.0%    100.0%

Cost of Revenue                             2,251        1,523      20.9%      11.3%
                                       ----------   ---------- ----------  ---------
Gross Profit                                8,532       11,958      79.1%      88.7%
                                      -----------  ----------- ----------  ---------
Operating expenses
     Selling, general andadministrative
       expenses                            17,815       11,418      65.2%      84.7%
     Depreciation and amortization            314          619       2.9%       4.6%
     Loss from operations of DynaMedia
                                              -            128       0.0%       0.9%
                                      -----------   ---------- ----------  ---------
Total operating expenses                   18,129       12,165     168.1%      90.2%
                                      -----------   ---------- ----------  ---------
Loss from operations                      (9,597)         (207)    -89.0%      -1.5%
Other income (expenses)
     Other income (expense)               (3,217)          -       -29.8%       0.0%
     Interest expense                     (1,146)         (883)    -10.6%      -6.5%
     Financing costs                     (89,374)          (50)   -828.8%      -0.4%
                                      -----------   ---------- ----------  ---------
Total other income (expenses)            (93,737)         (933)   -869.3%      -6.9%
                                      -----------   ---------- ----------  ---------
Loss from continuing operations
     before provision for income taxes  (103,334)       (1,140)   -958.3%      -8.5%
Provision (benefit) for income taxes        -              -         0.0%       0.0%
                                      -----------   ---------- ----------  ---------
Loss from continuing operations         (103,334)       (1,140)   -958.3%      -8.5%
                                      -----------   ---------- ----------  ---------
Discontinued operations
     Loss from operations of
       discontinued operations            (3,057)       (3,107)    -28.4%     -23.0%
     Loss on disposal of discontinued
       operations                        (13,351)         -       -123.8%       0.0%
                                      -----------   ---------- ----------  ---------
Total discontinued operations
                                         (16,408)       (3,107)   -152.2%     -23.0%
                                      -----------   ---------- ----------  ---------
Net loss                               $(119,742)      $(4,247)  -1110.5%     -31.5%
                                      ===========   ========== ========== ==========

Revenue for the three months ended September 30, 2001 decreased by $2,698,000 or 20.0% from $13,481,000 for the three months ended September 30, 2000 to $10,783,000 for the same period in 2001. The decrease in revenue was due to the following:

o Product sales for the three months ended September 30, 2001 decreased by $2,189,000 or 22.6% from $9,680,000 for the three months ended September 30, 2000 to $7,491,000 for the same period in 2001. The decrease is due to the negative impact of the events surrounding September 11, 2001 and uncertainty of consumers to purchase our products.

o Commissions and royalties for the three months ended September 30, 2001 decreased by $141,000 or 4.3% from $3,306,000 for the three months ended September 30, 2000 to $3,165,000 for the same period in 2001. These commissions are amounts received from the sale of other companies' products primarily through our call center in St. George, Utah. We normally receive commissions of 20% to 50%. The decrease is due to the negative impact of the events surrounding September 11, 2001 and uncertainty of consumers to purchase the products we sell for others.

Cost of revenue for the three months ended September 30, 2001 increased by $728,000 or 47.8% from $1,523,000 for the three months ended September 30, 2000 to $2,251,000 for the same period in 2001. The direct product costs as a percentage of product sales increased from 9.1% for the three months ended September 30, 2000 to 26.6% for the same period in 2001. The increase is due to higher product costs associated with our new products and programs when compared to the products sold by us during 2000.

Selling, general and administrative expenses for the three months ended September 30, 2001 increased by $6,397,000 or 56.0% from $11,418,000 for the three months ended September 30, 2000 to $17,815,000 for the same period in 2001. The increase was due principally to an increase in payroll and related benefits in our St. George, Utah location, higher commissions paid to employees of our media division, higher legal and professional fees and much higher media costs. We expensed $6,389,291 in media airtime during the three months ended September 30, 2001 compared to $2,005,000 for the same period in 2000.

Depreciation and amortization expense for the three months ended September 30, 2001 decreased by $305,000 or 49.3% from $619,000 for the three months ended September 30, 2000 to $314,000 for the same period in 2001. The decrease in depreciation and amortization expense was a result of the customer lists being fully amortized at June 30, 2001 resulting in no expense for the three months ended September 30, 2001.

Effective January 1, 2000 we acquired DynaMedia and effective December 31, 2000, we sold DynaMedia back to its original owner. For the three months ended September 30, 2000, DynaMedia reported a net loss of $128,000 on revenues of $311,000.

Other expense for the three months ended September 30, 2001 increased by $3,217,000 from $0 for the three months ended September 30, 2000 to $3,217,000 for the same period in 2001. Other expense is the writedown we took on our investments in common stock in MAII Holdings, Inc.

Interest expense for the three months ended September 30, 2001 increased by $263,000 or 29.8% from $883,000 for the three months ended September 30, 2000 to $1,146,000 for the same period in 2001. The increase in interest expense was due to an increase in notes payable to a related party.

Financing costs for the three months ended September 30, 2001 increased by $89,324,000 from $50,000 for the three months ended September 30, 2000 to $89,374,000 for the same period in 2001. The financing cost for the three months ended September 30, 2001 related to the fair value of warrants issued in connection with a proposal to offer financing to us for future acquisitions There were no such financing costs for the three months ended September 30, 2000.

Loss from operations of discontinued operations for the three months ended September 30, 2001 consists of operating losses of Car Rental Direct and Centerlinq of $649,739 and $2,407,613, respectively, compared to operating losses of $820,200 and $2,286,612, respectively for the three months ended September 30, 2000.

Loss on disposal of discontinued operations consists of a gain of $5,498,382 from the sale of Car Rental Direct and a loss on the closure of Centerlinq of $18,849,423. Included in the loss on the closure of Centerlinq, are the estimated costs over the next six months that will be required to fully liquidate the Centerlinq assets and close the operations.


Nine months Ended September 30, 2001 vs. September 30, 2000
-----------------------------------------------------------

                                           Nine         Nine
                                          Months       Months      % of       % of
                                           Ended        Ended     revenue    revenue
                                         9/30/2001    9/30/2000     2001       2000
                                             (in thousands)

Revenue                               $    31,403 $    27,051       100.0%     100.0%

Cost of Revenue                             5,394       5,243        17.2%      19.4%

                                      ----------- ----------- ------------ ----------
Gross Profit                               26,009      21,808        82.8%      80.6%
                                      ----------- ----------- ------------ ----------

Operating expenses
     Selling, general and
       administrative expenses             38,382      27,076       122.2%     100.1%
     Depreciation and amortization          1,509       1,813         4.8%       6.7%
     Loss from operations of DynaMedia                     59         0.0%       0.2%
                                      ----------- ------------ ----------- ----------
Total operating expences                   39,891      28,948       127.0%     107.0%
                                      ----------- ------------ ----------- ----------

Loss from operations                     (13,882)     (7,140)       -44.2%     -26.4%
Other income (expenses)
     Other income (expense)               (3,039)                    -9.7%       0.0%
     Interest expense                     (3,604)     (1,958)       -11.5%      -7.2%
     Financing costs                     (91,097)       (153)      -290.1%      -0.6%
                                      ----------- ------------ ----------- ----------
Total other income (expenses)            (97,740)     (2,111)      -311.2%      -7.8%
                                      ----------- ------------ ----------- ----------
Loss from continuing operations
     before provision for income taxes  (111,622)     (9,251)      -355.5%     -34.2%
Provision (benefit) for income taxes       -             -            0.0%       0.0%
                                      ----------- ------------ ----------- ----------
Loss from continuing operations         (111,622)     (9,251)      -355.5%     -34.2%
                                      ----------- ------------ ----------- ----------
Discontinued operations
     Loss from operations of
       discontinued operations           (10,442)     (7,469)       -33.3%     -27.6%
     Loss on disposal of discontinued
       operations                        (13,351)         -         -42.5%       0.0%
                                      ----------- ------------ ----------- ----------
Total discontinued operations            (23,793)     (7,469)       -75.8%     -27.6%
                                      -----------  ----------- ----------- ----------
Net loss                              $ (135,415)   $(16,720)      -431.2%     -61.8%
                                      =========== ============ =========== ==========

Revenue for the nine months ended September 30, 2001 increased by $4,352,000 or 16.1% from $27,051,000 for the nine months ended September 30, 2000 to $31,403,000 for the same period in 2001. The increase in revenue was due to the following:

o Commissions and royalties for the nine months ended September 30, 2001 increased by $5,741,000 or 107.2% from $5,356,000 for the nine months ended September 30, 2000 to $11,097,000 for the same period in 2001. These commissions are amounts received from the sale of other companies' products primarily through our call center in St. George, Utah. We normally receive commissions of 20% to 50%. The increase occurred in the first half of 2001 and is due to the expansion of our staff in our St. George, Utah location and obtaining new contracts to sell other companies' products. Commissions and royalties actually decreased during the three months ended September 30, 2001 due to the negative impact of the events surrounding September 11, 2001 and uncertainty of consumers to purchase the products we sell for others.

o Product sales for the nine months ended September 30, 2001 decreased by $303,000 or 1.5% from $20,077,000 for the nine months ended September 30, 2000 to $19,774,000 for the same period in 2001. Product sales for the first half of 2001 increase by 18% over the first half of 2000, but a decrease in product sales took place in during the three months ended September 30, 2001 and is principally due to the negative impact of the events surrounding September 11, 2001 and uncertainty of consumers to purchase our products.

Cost of revenue for the nine months ended September 30, 2001 increased by $151,000 or 2.9% from $5,243,000 for the nine months ended September 30, 2000 to $5,394,000 for the same period in 2001. The direct product costs as a percentage of product sales increased from 17.4% for the nine months ended September 30, 2000 to 23.0% for the same period in 2001. The increase is due to higher product costs associated with our new products and programs when compared to the products sold by us during 2000.

Selling, general and administrative expenses for the nine months ended September 30, 2001 increased by $11,306,000 or 41.8% from $27,076,000 for the nine months ended September 30, 2000 to $38,382,000 for the same period in 2001. The increase was due principally to an increase in payroll and related benefits in our St. George, Utah location, higher commissions paid to employees of our media division, higher legal and professional fees and much higher media costs. We expensed $12,394,291 in media airtime during the nine months ended September 30, 2001 compared to $7,975,000 for the same period in 2000.

Depreciation and amortization expense for the nine months ended September 30, 2001 decreased by $304,000 or 16.8% from $1,813,000 for the nine months ended September 30, 2000 to $1,509,000 for the same period in 2001. The decrease in depreciation and amortization expense was the result of the customer lists being fully amortized at June 30, 2001 resulting in amortization expense for only six months in 2001 compared to nine months in 2000.

Effective January 1, 2000 we acquired DynaMedia and effective December 31, 2000, we sold DynaMedia back to its original owner. For the nine months ended September 30, 2000, DynaMedia reported a net loss of $59,000 on revenues of $1,044,000.

Other expense for the nine months ended September 30, 2001 increased by $3,039,000 from $0 for the nine months ended September 30, 2000 to $3,039,000 for the same period in 2001. Other expense is the writedown we took on our investments in common stock of MAII Holdings, Inc. and a realized gain of $177,000 on a sales of our investment in Fashionmall.com, Inc. in the first quarter of 2001.

Interest expense for the nine months ended September 30, 2001 increased by $1,646,000 or 84.1% from $1,958,000 for the nine months ended September 30, 2000 to $3,604,000 for the same period in 2001. The increase in interest expense was due to an increase in notes payable to a related party.

Financing costs for the nine months ended September 30, 2001 increased by $90,944,000 from $153,000 for the nine months ended September 30, 2000 to $91,097,000 for the same period in 2001. The financing cost for the nine months ended September 30, 2001 related to the fair value of warrants issued in connection with a convertible debenture and warrants issued in connection with a proposal to offer financing to us for future acquisitions.

Loss from operations of discontinued operations for the nine months ended September 30, 2001 consists of operating losses of Car Rental Direct and Centerlinq of $3,221,649 and $7,220,336, respectively, compared to operating losses of $1,350,745 and $6,118,166, respectively.

Loss on disposal of discontinued operations consists of a gain of $5,498,382 from the sale of Car Rental Direct and a loss on the closure of Centerlinq of $18,849,423. Included in the loss on the closure of Centerlinq, are the estimated costs over the next six months that will be required to fully liquidate the Centerlinq assets and close the operations.


Liquidity and capital resources

We financed our operations initially from cash generated from operations. More recently, we have financed our operations through the sale of common and preferred stock in private placement offerings, sale of common stock in our initial public offering, a long-term mortgage, a line of credit, and borrowings.

From November 1999 we borrowed money from Ultimate through the issuance of debentures. As of September 30, 2001, the balance due to Ultimate was $21,155,023. Ultimate is a significant stockholder. In connection with the debenture issued in November 1999, we issued warrants to purchase 2,100,000 shares of common stock with an exercise price of $2.33. The warrant for 2,100,000 was exercised in August 2000. The exercise price for these warrants of $4,900,000 was paid via a reduction of the debenture.

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

On March 14, 2001, we entered into a Securities Purchase Agreement under which we issued 7% convertible debentures in the amount of $3,000,000. The debenture was convertible into our common stock at a conversion price of $6.83 and was to be repaid either in cash or by conversion to common stock as follows: $1,000,000 on each of April 15, May 15 and June 15, 2001, subject in the case of cash repayment to the effectiveness of a registration statement covering resale of the shares. In addition, we issued warrants to purchase 300,000 shares of our common stock at $7.67 per share that expire on March 15, 2004. On June 4, 2001, the debenture holder converted the $3,000,000 debenture into 445,534 shares of the Company's common stock and exercised 300,000 warrants which resulted in gross proceeds to the Company of $2,300,000.

On January 5, 2001 and April 16, 2001, we entered into additional note payable agreements with Ultimate whereby Ultimate has agreed to loan us an additional $5,000,000 and $15,000,000, respectively, on terms similar to the previous note payable agreements with Ultimate.

On July 2, 2001, we entered into a conditional loan commitment letter with Riverdale LLC, a company owned by Carl C. Icahn, the New York-based financier, for a $100 million credit facility. The credit facility will be used to make strategic acquisitions that fit into our business model and that are approved by Riverdale. In connection with the loan commitment, on July 2, 2001 we issued to Riverdale warrants to purchase an aggregate of 4 million shares of our common stock at exercise prices ranging from $2 to $9 per share and granted to Riverdale registration rights with respect to the common stock issuable upon exercise of the warrants. The warrants are exercisable any time after July 2, 2001 and before July 1, 2005. Concurrently with the issuance of the warrants by us, our former CEO granted Riverdale options to purchase 1.0 million and 500,000 shares of common stock held by him, at purchase prices of $2.00 and $4.00 per share, respectively. In a related transaction, to reduce the dilutive effect on existing stockholders of the exercise of the warrants, our former CEO and Ultimate granted options to us to acquire 3.0 million shares of common stock at exercise prices of $2.00 and $9.00 per share. These options are exercisable if Riverdale exercises the corresponding series of warrants issued by us. If Riverdale exercises all of the warrants issued by us and we exercise all of the options issued to us, we will issue a net of 1.0 million shares at $2.00 per share. In the transaction, Riverdale agreed to lock-up their shares acquirable upon exercise of the warrants and options for a period of one-year and our former CEO and Ultimate agreed to lock-up the shares presently held by them for the same one-year period, and not to sell them without consent of the other party, subject to certain permissible resales to institutions and to certain non-institutional purchasers who agree to lock-up their shares. Our former CEO has reported sales of some of his shares of common stock since July 2, 2001. We are not aware whether these sales were made pursuant to an exception to the lock-up agreement or the waiver or consent of the other parties to the lock-up agreement. We are also not aware whether the lock-up agreement remains in force and in effect among the parties regarding future sales.

Riverdale has stated it does not intend to fund the credit facility. We have been in discussions with Riverdale, but because of a number of changes in the business since the signing of the commitment letter, including the sale of Car Rental Direct and the sale of the Centerlinq assets, the Nasdaq inquiry and the SEC investigation, we do not believe we will have the ability to borrow against the credit facility

In June 2000, we issued a warrant to purchase 20 shares of the common stock of our CENTERLINQ, Inc. subsidiary at an exercise price of $250,000 per share. The subsidiary warrant vested immediately and was issued pursuant to a securities purchase agreement as an incentive for Infinity Outdoor to maximize its joint marketing efforts with us. At any time during the term of the subsidiary warrant, if we have not completed a public offering under an effective registration statement for the sale of shares of common stock of CENTERLINQ, Inc. for at least $20,000,000, Infinity Outdoor has the option to tender the subsidiary warrant in exchange for a warrant to purchase 967,740 shares of GenesisIntermedia common stock at an exercise price of $5.17 per share. In July 2001, Infinity Outdoor tendered its subsidiary warrant for a warrant to purchase 967,740 shares of GenesisIntermedia common stock at $5.17 per share and exercised this warrant resulting in net proceeds to us of $4,999,990.

We expect to receive cash proceeds from the sale of Centerlinq assets and other company assets and the future sale of our office building. This will provide us with needed cash for us to invest in our core media business. We plan to focus our resources on our media business and to return it to profitability in the near future at the same time we look for acquisitions that will complement our core business.

However, there can be no assurance that we will be successful in commencing the trading of our stock, resolving the class action lawsuits and SEC investigation brought against us, and generating sufficient cash to continue our business.

Forward looking statements

This report contains certain forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Stockholders are cautioned that all forward-looking statements involve risks and uncertainty, including without limitation, our ability to sell the Centerlinq assets and other company assets, the outcome of the Nasdaq inquiry, the SEC investigation and litigation against us and current and former officers and directors, general market conditions, competition and pricing. Although we believe the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements contained in the report will prove to be accurate.

Part II. OTHER INFORMATION

Item 1.  Legal Proceedings

On October 31, 2001, a lawsuit claiming to be brought derivatively on our behalf was filed by Joseph Touchstone in the Court of Chancery for the State of Delaware in and for New Castle County against us, and certain individuals, including Ramy El-Batrawi, Douglas E. Jacobson, George W. Heyworth, Michael R. Fugler and Stephen A. Weber, all current or former senior executive officers and directors of our company. The complaint alleges a breach of fiduciary duties for insider trading and misappropriation of corporate information against those defendants who sold our securities. This count alleges that the selling defendants knew or had reason to know of a scheme to artificially inflate the price of our shares, taking advantage of material non-public information to gain profits in violation of their fiduciary duties to us. The complaint also alleges against all individual defendants for breaching their duties of good faith and loyalty. This count alleges that these individuals, who are current and former officers and directors of our company, breached their duty of good faith and loyalty to us by allegedly approving or acquiescing in a scheme to artificially inflate the price of our common stock. We intend to vigorously defend ourselves against the aforementioned suit. However, an adverse outcome in this litigation could materially harm our company.

Following the announcement of the Nasdaq and SEC inquiries, several persons claiming to be our shareholders commenced securities fraud class actions against us and individuals, including current and former senior executive officers and directors. On October 18, 2001, one such class action was filed in the United States District Court for the Central District of California by David Osher, who claims to be a shareholder of record and be acting on behalf of others similarly situated, against us, Ramy El-Batrawi, Douglas E. Jacobson and Courtney Smith. The first count of the complaint alleges violations under Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder by the making of false and misleading statements and failing to disclose material facts necessary in order to make the statements made, in light of the circumstances under which they were made, not misleading. This count also alleges that we, our former Chief Executive Officer and Chairman of the Board of Directors Ramy El-Batrawi, our Chief Financial Officer Douglas E. Jacobson, and stock market analyst Courtney Smith acted in a fraudulent scheme to artificially inflate the price of our common stock. The second count alleges that both our company and the individual defendants named above, which includes former senior executive officers and directors, caused us to engage in wrongful conduct in violation of Section 20(a) of the Exchange Act. We intend to vigorously defend against Mr. Osher's class action claim. However, an adverse outcome in this litigation could materially harm our company.

On October 19, 2001, another class action suit was filed in the United States District Court for the Central District of California Western Division by William Tierno, Jr., who claims to be a shareholder of record and acting on behalf of others similarly situated, against us, Ramy El-Batrawi, Douglas E. Jacobson and Courtney Smith. The first count of the complaint alleges violations under Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder by the making of false and misleading statements and failing to disclose material facts necessary in order to make the statements made, in light of the circumstances under which they were made, not misleading. This count also alleges that we, our former Chief Executive Officer and Chairman of the Board of Directors Ramy El-Batrawi, our Chief Financial Officer Douglas E. Jacobson, and stock market analyst Courtney Smith acted in a fraudulent scheme to artificially inflate the price of our common stock. The second count alleges that both the company and the individual defendants named above, which includes former senior executive officers and directors, caused us to engage in wrongful conduct in violation of Section 20(a) of the Exchange Act. We intend to vigorously defend against Mr. Tierno's class action claim; however, an adverse outcome in this litigation could materially harm our company.

On October 23, 2001, another such class action lawsuit was filed in the United States District Court for the Central District of California by Jason Spiller, who claims to be a shareholder of record and be acting on behalf of others similarly situated, against our company, Ramy El-Batrawi and Douglas E. Jacobson. The complaint alleges violations under Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder by the making of false and misleading statements and failing to disclose material facts necessary in order to make the statements made, in light of the circumstances under which they were made, not misleading. This count also alleges that we, our former Chief Executive Officer and Chairman of the Board of Directors Ramy El-Batrawi, and our Chief Financial Officer Douglas E. Jacobson acted in a fraudulent scheme to artificially inflate the price of our common stock. In the second count Mr. Spiller's suit alleges that both we and the individual defendants named above, which includes former senior executive officers and directors, engaged in wrongful conduct in violation of Section 20(a) of the Exchange Act. We intend to vigorously defend against Mr. Spiller's class action claim; however, an adverse outcome in this litigation could materially harm our company.

On October 25, 2001, another such class action was filed in the United States District Court for the Central District of California by James H. Coltrain, Jr., who claims to be a shareholder of record and be acting on behalf of others similarly situated, against us, Ramy El-Batrawi, Douglas E. Jacobson, Courtney Smith, Orbitex Management, Inc., Orbitex Global, Courtney Smith & Company, Ultimate Holdings, Ltd. and Adnan Khashoggi. The complaint alleges violations under Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder by the making of false and misleading statements and failing to disclose material facts necessary in order to make the statements made, in light of the circumstances under which they were made, not misleading. This count also alleges that we, our former Chief Executive Officer and Chairman of the Board of Directors Ramy El-Batrawi, our Chief Financial Officer Douglas E. Jacobson, stock market analyst Courtney Smith, Orbitex Management, Inc., Orbitex Global, Courtney Smith & Company, Ultimate Holding, Inc. and Adnan Khashoggi acted in a fraudulent scheme to artificially inflate the price of our common stock. In the second count Mr. Coltrain's suit alleges that both our company and the individual defendants named above, which includes former senior executive officers and directors, engaged in wrongful conduct in violation of Section 20(a) of the Exchange Act. We intend to vigorously defend against Mr. Coltrain's class action claim; however, an adverse outcome in this litigation could materially harm our company.

On October 25, 2001, another such class action was filed in the United States District Court for the Central District of California by Suri Fingerer, who claims to be a shareholder of record and be acting on behalf of others similarly situated, against us, Ramy El-Batrawi, Douglas E. Jacobson and Courtney Smith. The first count of the complaint alleges violations under Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder by the making of false and misleading statements and failing to disclose material facts necessary in order to make the statements made, in light of the circumstances under which they were made, not misleading. This count also alleges that we, our former Chief Executive Officer and Chairman of the Board of Directors Ramy El-Batrawi, our Chief Financial Officer Douglas E. Jacobson, and stock market analyst Courtney Smith acted in a fraudulent scheme to artificially inflate the price of our common stock. The second count alleges that both the company and the individual defendants named above, which includes former senior executive officers and directors, engaged in wrongful conduct in violation of Section 20(a) of the Exchange Act. We intend to vigorously defend against Mr. Fingerer's class action claim; however, an adverse outcome in this litigation could materially harm our company.

We have not been served notice of additional lawsuits arising from the same subject matter as the class action lawsuits discussed above, and to our knowledge no such lawsuits exist, but it is possible other such lawsuits may have been filed without our knowledge.

We cannot predict the ultimate outcome of the lawsuits and investigations discussed above. Director and officer liability insurance against certain liabilities, including liabilities under the securities laws, was in force at the time the securities and derivative litigation was commenced. We have not established any reserve for possible losses resulting from the claims asserted in the securities and derivative litigation. We believe that our liability insurance covers the claims asserted in the securities and derivative litigation and that we may be able to resolve those claims within the limits of our coverage. Because the insurers have denied coverage for these claims, we recently commenced a lawsuit against them. We intend to vigorously pursue the claim for our coverage rights. However, an adverse outcome in this litigation could materially harm our company.

We are also involved from time to time in various claims and legal actions incident to our operations, either as plaintiff or defendant. We vigorously defend ourselves against all lawsuits filed by plaintiffs. Other than the litigation described above we are not aware of any other litigation that we believe would have a material impact on our financial position or our results of operations.


Item 2.  Changes in Securities and Use of Proceeds

In July 2001, the Company issued a warrant to Infinity Outdoor to purchase 967,740 shares of common stock at $5.17 per share. Infinity Outdoor exercised this warrant resulting in net proceeds to the Company of $4,999,990. The sale of the securities were exempt under the Securities Act of 1933, as amended, in reliance on Section 4(2) or Regulation D promulgated thereunder as a transaction by an issuer not involving a public offering.


Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

Not applicable


Item 5.  Other Information

Not applicable

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits

None

(b) Reports on Form 8-K


     (1) Current Report on Form 8-K dated June 29, 2001 filed with the Securities and Exchange Commission on July 2, 2001.
     (2) Current Report on Form 8-K dated June 29, 2001 filed with the Securities and Exchange Commission on July 2, 2001.
     (3) Current Report on Form 8-K/A dated June 29, 2001 filed with the Securities and Exchange Commission on July 5, 2001.
     (4) Current Report on Form 8-K dated August 30, 2001 filed with the Securities and Exchange Commission on August 31, 2001.
     (5) Current Report on Form 8-K dated October 8, 2001 filed with the Securities and Exchange Commission on October 11, 2001.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             GENESISINTERMEDIA, INC.



                                             By:/s/ Douglas E. Jacobson
                                             ---------------------------
                                             Douglas E. Jacobson
                                             Chief Financial and Principal
                                             Accounting Officer


Date:  November 19, 2001